Form 10-Q
period 1996-03-31
CLINTRIALS RESEARCH INC
filed 1996-05-13
CIK 870978

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    ---------------------

COMMISSION FILE NUMBER 33-69586

                          CLINTRIALS RESEARCH INC.

           (Exact name of registrant as specified in its charter)


                 Delaware                                     62-1406017
                 --------                                     ----------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                   Identification Number)


                         One Burton Hills Boulevard
                         --------------------------
                                  Suite 210
                                  ---------
                         Nashville, Tennessee  37215
                         ---------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (615) 665-9665
              (Company's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

            As of April 30, 1996, there were 8,843,951 shares of
             ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.


                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

           ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
           Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
           Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
           Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS (UNAUDITED)

ClinTrials Research Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

                                                                            December 31,        March 31,
                                                                                1995              1996
                              Assets                                           (Note)          (Unaudited)
                                                                             -----------       -----------
 Current assets:
    Cash, cash equivalents and held-to-maturity  securities                     $17,031           $16,831
    Accounts receivable                                                          22,248            25,407
    Advanced payments to investigators                                            3,932             2,808
    Deferred income taxes                                                           644               691
    Other current assets                                                            499             1,016
                                                                                -------           -------
 Total current assets                                                            44,354            46,753

 Equipment, furniture & fixtures:
    Equipment                                                                     9,042            10,426
    Furniture, fixtures and leasehold improvements                                3,022             2,961
                                                                                -------           -------
                                                                                 12,064            13,387
   Less accumulated depreciation and amortization                                 4,947             5,491
                                                                                -------           -------
                                                                                  7,117             7,896

 Other assets:
    Excess of purchase price over net assets acquired                             7,088             6,965
    Other assets                                                                     67                38
                                                                                -------           -------
                                                                                  7,155             7,003
                                                                                -------           -------
                                                                                $58,626           $61,652
                                                                                =======           =======

               Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                            $ 1,579           $ 1,546
    Advance billings                                                             19,976            21,167
    Payables to investigators                                                     3,490             3,485
    Accrued expenses                                                              2,352             2,420
    Other current liabilities                                                        90               692
                                                                                -------           -------
 Total current liabilities                                                       27,487            29,310

 Deferred income taxes                                                              188               234

 Commitments and contingencies                                                     --                --

 Stockholders' equity
    Preferred Stock, $.01 par value - 1,000,000 shares
       authorized, no shares issued or outstanding                                 --                --
    Common Stock, $.01 par value - 30,000,000 shares
       authorized, issued and outstanding 8,829,451 and
       8,842,427 in 1995 and 1996, respectively                                      88                88
    Additional paid-in capital                                                   40,100            40,180
    Retained earnings (deficit)                                                  (9,342)           (8,229)
    Cumulative foreign currency translation adjustments                             105                69
                                                                                -------           -------
 Total stockholders' equity                                                      30,951            32,108
                                                                                -------           -------
                                                                                $58,626           $61,652
                                                                                =======           =======

           See notes to condensed consolidated financial statements
  Note:    The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share data)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                               1995               1996
                                                                             ---------          ---------
 Revenues:
    Service revenue                                                            $18,030           $26,397
    Less subcontract costs                                                       6,247             8,727
                                                                               -------           -------
 Net service revenue                                                            11,783            17,670

 Operating costs:
    Direct costs                                                                 6,890            10,526
    Selling, general and administrative costs                                    3,345             4,750
    Depreciation and amortization                                                  527               700
                                                                               -------           -------
    Income from operations                                                       1,021             1,694

 Other income (expense):
    Interest income                                                                223               215
    Interest expense                                                               (20)              (14)
                                                                               -------           -------

 Income before income taxes                                                      1,224             1,895
 Provision for income taxes                                                        503               782
                                                                               -------           -------
 Net income                                                                    $   721           $ 1,113
                                                                               =======           =======


 Earnings per common and common equivalent share:

    Net income                                                                 $  0.08           $  0.12
                                                                               =======           =======

 Weighted average shares outstanding (see exhibit 11)                            9,043             9,185


           See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share data)

                                                                               Three Months Ended March 31,
                                                                            ----------------------------------
                                                                                1995                 1996
                                                                            ------------        --------------
 Net income                                                                    $   721           $ 1,113
 Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                     527               700
 Change in operating assets and liabilities                                     (2,722)             (728)
 Other operating activities                                                         22               (34)
                                                                               -------           -------
 Net cash provided by (used in) operating activities                            (1,452)            1,051

 Cash flows from investing activities:
    Purchasing of property, plant and equipment (net)                             (970)           (1,331)
                                                                               -------           -------
 Net cash used in investing activities                                            (970)           (1,331)

 Cash flows from financing activities:
    Proceeds from issuance of common stock                                          44                80
                                                                               -------           -------
 Net cash provided by (used in) financing activities                                44                80

 Net increase (decrease) in cash and cash equivalents                           (2,378)             (200)
 Cash, cash equivalents, and held-to-maturity securities at
    beginning of period                                                         21,045            17,031
                                                                               -------           -------
 Cash, cash equivalents, and held-to-maturity securities at
   end of period                                                               $18,667           $16,831
                                                                               =======           =======

                            ClinTrials Research Inc.

              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Earnings per Share

The earnings per share calculations for the three-month period ending March 31, 1996 are based on 8,834,490 weighted average shares outstanding plus 350,701 common stock equivalent shares related to the 1989 Stock Option Plan. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on Nasdaq National Market Issues System under the symbol "CCRO".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         The information set forth and discussed below for the three-month period ended March 31, 1996 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of the results expected during the other quarters or for the entire year.

OVERVIEW

         The Company is a full service clinical research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States and Europe. The Company generates substantially all of its revenue from the clinical testing of new pharmaceutical and biotechnology products.

         The Company's contracts are typically fixed priced, multi-year contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to deemphasize a particular trial.

         Revenue for contracts is recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which labor is utilized. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in service revenue. Subcontractor services may vary significantly from contract to contract; therefore, changes in service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of service revenue less subcontractor costs, as its primary measure of revenue growth. The
Company has had, and will continue to have, certain clients from which at least 10 percent of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

         The Company's quarterly operating results may fluctuate as a result of factors such as delays experienced in implementing or completing particular clinical trials and termination of clinical trials, the costs associated with integrating acquired operations, as well as the costs associated with opening new offices. Since a high percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

         Previously, the Company has reported backlog as consisting of anticipated net revenue from letters of intent and signed contracts that have not been completed. Since it has become more common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. Using the modified method of reporting backlog, at March 31, 1996, backlog was approximately $98.8 million, as compared to approximately $71.8 million at March 31, 1995. The modification discussed did not have a material effect on backlog as of March 31, 1996 and 1995. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

         The Company's core business in the United States has experienced significant growth, reflecting both an expansion of the Company's client base and an increase in the number and size of projects under management. Prior to 1992, the Company's European operations primarily performed services required by contracts generated by United States operations. In late 1992, the Company began expanding its European operations, which contributed significantly to operating losses for 1993 and 1994 in Europe. European operations broke even in 1995, and are expected to become profitable in 1996. Recently, the Company expanded its international operations by opening offices in Australia, Israel and Chile. This was done partially in response to client requests for the Company to provide services in these areas. The Company plans to continue to develop these and other operations abroad. This will require additional investments in marketing and infrastructure and may include the establishment of other new offices. As a result, the Company expects its new offices to incur losses at least through 1996.

         Contracts between the Company's United Kingdom subsidiary and its clients are generally denominated in pounds sterling. Payments received for services rendered on such contracts, as well as payments made for the subsidiaries' expenses, are in pounds sterling. Therefore, the subsidiary recognizes revenue and expense in pounds sterling and its earnings are not materially affected by fluctuations in exchange rates. Due to the Company's expansion abroad as discussed previously, it is possible the Company's subsidiaries will enter into contracts which are denominated in currencies other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of that subsidiary, fluctuations in exchanges rates may affect the subsidiaries' earnings.

         The Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the dollar will affect the translation of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity. To date, such adjustments have not been material to the Company's financial statements.

RESULTS OF OPERATIONS

    Quarter ended March 31, 1996 compared with quarter ended March 31, 1995.

         Net service revenue increased 50% to $17.7 million in the first quarter of 1996 from $11.8 million in the same period of 1995. This increase resulted primarily from an increase in the number of contracts under management and in the size of such contracts. The backlog at March 31, 1996, was $98.8 million, representing 217 contracts from 58 clients, as compared to $71.8 million at March 31, 1995, representing 147 contracts from 44 clients.

         Direct costs increased 53% to $10.5 million in the first quarter of 1996 from $6.9 million in the same period of 1995, and increased as a percentage of net service revenue to 60% from 59%. Direct costs, as a percentage of net revenue, may fluctuate from one period to the next based on the mix of contracts in the backlog as of any given date. In addition, direct costs may fluctuate due to changes in labor utilization resulting from the growth the Company has experienced.

         Selling, general and administrative costs increased 42% to $4.7 million in the first quarter of 1996 from $3.3 million in the same period of 1995, and declined as a percentage of net service revenue to 27% from 28%. Selling, general and administrative costs are relatively fixed in the near term and generally will increase at a lower rate than net revenue. The two largest components of selling, general and administrative costs are labor (executive, business development, finance and administration) and rent. Labor costs increased 34% to $1.6 million in the first quarter of 1996 from $1.2 million in the same period of 1995, but decreased as a percentage of net service revenue to 9% from 11%. Rent expense increased 32% to $815,000 in the first quarter of 1996 from $616,000 in the same period of 1995, and remained constant as a percentage of net service revenue at 5%.

         Depreciation and amortization expense increased to 33% to $700,000 in the first quarter of 1996 compared to $527,000 in the same period of 1995.

         Interest income, net of interest expense, decreased to $201,000 in the first quarter of 1996 from $203,000 in the same period of 1995.

         Consolidated income before income taxes increased $671,000 to $1.9 million in the first quarter of 1996 which included a six thousand dollar loss from foreign operations compared to consolidated income before income taxes of $1.2 million in the same period of 1995 which included a $34,000 loss from foreign operations. The provision for income taxes was $782,000 in the first quarter of 1996 as compared to $503,000 in the same period of 1995 resulting in effective tax rates of 41% for both periods. The significant items which create the difference between the Company's federal statutory and effective tax rates are foreign net operating losses unrecognized for U.S. tax purposes, non-deductible amortization of goodwill, timing differences created by depreciation, state and local income taxes, tax- exempt interest income and certain other accrued expenses. The Company will not be able to record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will be able to recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

         The CRO industry is generally not capital intensive. The Company's primary cash needs on both a short-term and long-term basis are the payment of salaries, office rent and the travel expenditures of its employees. The Company has historically financed these expenditures, including acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its Credit Facility as defined below. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract payments by the Company's clients vary according to the terms of each contract. Capital expenditures have primarily been incurred for computer system additions and upgrades and computer equipment for new employees.
Capital expenditures were $2.0 million in 1994 and $3.8 million in 1995 and are anticipated to be approximately $4 to 5 million in 1996.

         The Company's contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated. Payments are generally made upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis throughout the life of the contract. The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on negotiated performance requirements. This is likely to increase days sales outstanding in accounts receivable. However, the Company does not expect this trend to have a significant impact on its ability to maintain its overall working capital. Cash receipts do not correspond to costs incurred and revenue recognition (which is based on cost-to-cost type of percentage of completion accounting). Therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. Historically, the Company has received significant cash receipts from its clients in the fourth quarter. As a result, the number of days revenue outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts, particularly in the fourth quarter. The number of days revenue outstanding in accounts receivable was 77 days at March 31, 1996 and 76 days at March 31, 1995. The number of days revenue outstanding in accounts receivable net of advanced billings was 6 days at March 31, 1996 and 21 days at March 31, 1995.

         During the three months ended March 31, 1996, the Company experienced net cash provided by operating activities of $1.0 million primarily due to net income, net of non-cash expenses, of $1.8 million, an increase in advanced billings of $1.2 million, and a decrease in advance payments to investigators of $1.1 million which were partially offset by an increase in accounts receivable of $3.2 million.

         Cash used in investing activities of $1.3 million during the three months ended March 31, 1996, consisted principally of capital expenditures. Cash provided by financing activities of $80,000 for the same period resulted principally from the issuance of common stock.

         The Company had cash, cash equivalents and held-to-maturity securities of $16.8 million at March 31, 1996 as compared to $18.7 million at March 31, 1995.

         The Company's Credit Facility consists of a $10 million line of credit to be used for working capital and acquisition purposes at the Company's discretion (the "Credit Facility"). Interest on any outstanding portion of the Credit Facility is at the bank's prime lending rate (8.25% at March 31, 1996) or LIBOR plus 200 basis points at the Company's option. The Company pays a fee of .25% (annualized) of the unused portion of the available borrowings. The fee is payable quarterly. The Company had no principal borrowings outstanding on its line of credit as of March 31, 1996. The Credit Facility is collateralized by the Company's assets and by a pledge of the capital stock of its subsidiaries. The Credit Facility, when in use, contains certain financial and operational covenants including minimum levels for stockholders' equity, working capital, and fixed charge coverage ratios. The Credit Facility also limits the amount of capital expenditures, sale of any shares of capital stock, incurrence of indebtedness or liens, investments and guarantees, and prohibits the declaration or payment of all dividends.

         The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash, cash equivalents, held-to-maturity securities, cash flow from operations, and available borrowings under its Credit Facility. The Company estimates that such sources of cash will be sufficient to fund the Company's current operations, including expansions of its foreign operations, at least through 1996. Although the Company has no present acquisition agreements or arrangements, there may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)           Exhibits
                          Exhibit 11 -    Statement re Computation of Earnings
                                          Per Common and Common Equivalent Share
                          Exhibit 27 -    Financial Data Schedule (for SEC use
                                          only)

            (b)           Reports on Form 8-K
                          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CLINTRIALS RESEARCH INC.
                                   (REGISTRANT)



Date: May 13, 1996                  By:    /s/ William C. O'Neil, Jr.
                                          ----------------------------------
                                          William C. O'Neil, Jr.
                                          Chairman of the Board, President,
                                          and Chief Executive Officer


Date: May 13, 1996                 By:    /s/ John W. Robbins
                                          ---------------------------------
                                          John W. Robbins
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                EXHIBIT INDEX


Exhibit No.                                                                          Page
- - -----------                                                                          ----
11                        Computation of Earnings Per Common and
                          Common Equivalent Share                                    E-I

27                        Financial Data Schedule (for SEC use only)
