Form 10-K/A
period 1995-12-31
CLINTRIALS RESEARCH INC
filed 1996-06-14
CIK 870978

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-K/A

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______ TO _________

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

       One Burton Hills Boulevard, Suite 210, Nashville, Tennessee 37215
       -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               (615) 665-9665
               -------------------------------------------------
               (Company's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                      None

              Securities registered pursuant to Section 12(g) of
                                   the Act

      Title of each Class                                 Name of each exchange
      -------------------                                  on which registered
                                                           -------------------
Common Stock, $.01 par value                               Nasdaq Stock Market

                       ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  x    No
                                              ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $147,251,276 as of March 8, 1996. The number of Shares of Common Stock outstanding as of March 8, 1996 was 8,836,047.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part II, Items 6, 7 and 8 of this Form 10-K: Portions of the Registrant's Annual Report to its stockholders for fiscal year ended December 31, 1995.

The following documents are incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1996 Annual Meeting of stockholders.

                                     PART I

ITEM 1.          BUSINESS

         The Company is a full service clinical research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States and Europe. The Company generates substantially all of its revenue from the clinical testing of new pharmaceutical and biotechnology products. At December 31, 1995, the Company had contracts in backlog to perform clinical research services in 25 countries worldwide. To date, the Company has performed services for approximately 100 clients including the ten largest pharmaceutical companies in the world. Net service revenue increased 34.9% to $57.8 million in 1995 from $42.9 million in 1994.

         New pharmaceutical and biotechnology products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness. Companies seeking approval for these products are responsible for performing and analyzing the results of multi-phase clinical trials. Clinical trials, typically lasting eight to twelve years and involving hundreds or thousands of human subjects, were historically performed almost exclusively by in-house personnel at the major pharmaceutical companies. In recent years, pharmaceutical companies have begun to outsource clinical trials management to CROs, which has resulted in significant growth in the CRO industry. The Company believes worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached $30 billion in 1994, approximately $10 billion of which was spent on clinical trials, with approximately $2 billion being outsourced to CROs. Research and development expenditures in 1994 for the top 50 pharmaceutical companies in the world increased approximately 8% from the previous year. The Company believes that certain industry trends have led pharmaceutical and biotechnology companies to increase research and development for proprietary new drugs, conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control internal fixed costs. These trends include the increased emphasis on finding treatments for chronic disorders and infectious diseases, the desire by manufacturers to market pharmaceutical and biotechnology products simultaneously in several countries, and cost containment pressures from certain governments, managed care organizations and other payors. By providing experienced clinical and database management personnel to conduct complex trials on a contract basis, CROs have enabled pharmaceutical and biotechnology companies to respond to cost containment pressures by turning the fixed costs of internal clinical research into variable costs.

         The Company has offices in Nashville, Tennessee; Research Triangle Park, North Carolina; Lexington, Kentucky; Maidenhead, England; and Brussels, Belgium. Recently, the Company expanded its geographic reach by opening new offices in Melbourne, Australia and Jerusalem, Israel.

BACKGROUND

         New Drug Development -- An Overview. Before a new drug may be marketed, it must generally undergo extensive testing and regulatory review to determine that it is safe and effective. This development process consists of two stages, pre-clinical and clinical. In the pre-clinical stage, the sponsor of the new drug conducts laboratory analyses and animal tests, generally over a one to three year period, to determine the basic biological activity and safety of the drug. Upon successful completion of the pre-clinical phase, the drug undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease, generally over an eight to twelve year period. In the United States, pre-clinical and clinical testing must comply with the requirements of Good Clinical Practice ("GCP") and other standards promulgated by the Federal Drug Administration (the "FDA") and other federal and state governmental authorities. GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects.
The FDA pioneered the use of clinical trials in the regulation of new drug development, and the agency's approval process has shaped much drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries (Canada, Japan and the European Community ("EC")) commenced discussions for the purpose of developing common standards for both the conduct of pre-clinical and clinical studies and the format and content of applications for new drug approvals. Data from multi-national studies adhering to GCP are now generally acceptable to the FDA and the governments within the EC.

         In the United States, a drug sponsor must file an Investigational New Drug Application ("IND") with the FDA before the commencement of human testing of a drug. The IND includes pre-clinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, also referred to as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug. In the absence of any comments from the FDA, human clinical trials may begin 30 days after the IND is filed. In 1993, the last year for which the Company has figures, there were 2,300 INDs filed with the FDA.

         Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. Trials are usually grouped into four phases, with multiple trials generally conducted within each phase.

                 Phase I. Phase I trials are conducted on healthy volunteers, typically 20 to 80 persons, to develop basic safety data relating to toxicity, metabolism, absorption and other pharmacological actions. These trials last an average of six months to one year.

                 Phase II. Phase II trials are conducted on a small number of subjects, typically 100 to 200 patients, who suffer from the drug's targeted disease or condition. Phase II trials offer the first evidence of clinical efficacy, as well as additional safety data. These trials last an average of two years.

                 Phase III. Phase III trials are conducted on a significantly larger population of several hundred to several thousand patients, some of whom suffer from the targeted disease or condition and some of whom are healthy. Phase III trials are designed to measure efficacy on a large scale as well as long-term side effects. These trials involve numerous sites and generally last two to three years.

                 Phase IV. As a condition of granting marketing approval, the FDA may require that a sponsor continue to conduct additional clinical trials, known as Phase IV trials, to monitor long-term risks and benefits, study different dosage levels, or evaluate different safety and efficacy parameters in target patient populations. With the increasing importance of Phase IV trials has also come increased complexity in the scope of the trials (i.e., the number of patients tested) and the manner in which they are conducted (i.e., the number of sites at which testing is performed). Phase IV trials generally last one to four years.

         Clinical trials often represent the most expensive and time-consuming part of the overall drug development process generally lasting from eight to twelve years. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the successful completion of Phase III trials, the sponsor of a new drug must submit a New Drug Application ("NDA") to the FDA. The NDA is a comprehensive filing that includes, among other things, the results of all pre-clinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in an NDA is generated during the Phase II and III trials. The average NDA filed between 1989 and 1992 (the last years for which the Company has found data) contained 90,650 pages. The FDA's review of an NDA can last from several months to several years, with the average review lasting two and one-half years. Drugs that successfully complete this review may be marketed in the United States, subject to the conditions imposed by the FDA in its approval. The FDA has been subject to increasing pressure to allow drugs to reach the public more quickly. As a result, in some instances the FDA has expedited the review process by granting conditional approval of lifesaving drugs or those for conditions for which there is no current treatment so that they can be marketed while Phase IV trials are being conducted. In recent years, the FDA has encouraged the use of computer assisted NDAs ("CANDAs") in an effort to expedite the approval process.

         CRO Industry Trends. The clinical research industry derives substantially all of its revenue from the research and development ("R&D") expenditures of pharmaceutical, biotechnology and medical device companies. Accordingly, trends affecting companies in these industries may have an impact on the CRO industry.

         The Company believes that an increasing percentage of R&D expenditures by pharmaceutical, biotechnology and medical device companies are being outsourced to CROs for the following reasons.

         Research and Development Expenditures. The Company believes worldwide R&D expenditures by the pharmaceutical and biotechnology industries reached $30 billion in 1994, approximately $10 billion of which was spent on clinical trials, with approximately $2 billion being outsourced to CROs. Research and development expenditures in 1994 for the top 50 pharmaceutical companies in the world increased approximately 8% from the previous year. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. The cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease, and osteoporosis is higher because the treatments take longer to bring to market as they must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and for their long-term side effects.

         Cost Containment Pressures. While the recent movement to impose government controlled healthcare plans appears to have lost momentum in the United States, the generally recognized need to control rising healthcare costs has caused the following changes in the pharmaceutical industry:

         1. Managed care organizations. Managed care organizations have become major participants in the delivery of pharmaceuticals. Many of these organizations limit the selection of drugs from which affiliated physicians may prescribe, thus increasing the competition among pharmaceutical companies.

         2. Consolidation. During the past year, there were several large mergers within the industry. As pharmaceutical companies attempt to take advantage of the economies of scale created by these mergers, the industry has seen large scale employee lay-offs and other cutbacks.

         3. Foreign price controls. Certain governments outside the United States have legislated price controls on pharmaceutical products, thereby increasing pressure on companies to cut costs in order to maintain profit margins.

         4. Other factors. Factors such as competition from generic drugs following patent expiration, more stringent regulatory requirements, and the increasing complexity of clinical trials have resulted in increasing market pressure on profit margins.

         In response to these cost containment pressures, a number of United States pharmaceutical companies have publicly committed to hold net effective price increases generally in line with inflation. In the area of clinical development, many pharmaceutical and biotechnology companies are seeking to reduce the high fixed costs associated with peak-load staffing by reducing internal clinical staff and relying on a combination of internal resources and external resources such as CROs, thereby shifting fixed costs to variable costs.

         Globalization of Clinical Research and Development. Due to the increasing costs of getting a new drug to market, many projects which are not expected to achieve sufficient annual worldwide revenue are abandoned. A one year delay in getting a product to market may cost its manufacturer the entire cost of developing the product. Reducing the time it takes to get a new drug to market reduces costs, maintains margins and accelerates realization of revenue. Currently, successfully developing a new drug takes approximately 8 to 12 years, a significant fraction of the drugs' 17-year period for protection under United States patent laws. Certain clients of the Company have expressed a desire to decrease this time to approximately 5 to 7 years. Pharmaceutical companies are increasingly attempting to maximize the return from a given drug by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially, as was the industry practice historically. A pharmaceutical company seeking approval in a country in which it lacks experience or internal resources will frequently turn to a CRO for assistance in interacting with regulators or in organizing and conducting clinical trials. The Company believes that the globalization of clinical research and development activities has increased the demand for CRO services.

         Growth of Biotechnology Industry. The biotechnology industry and the number of biotechnology drugs requiring FDA approval have grown substantially over the past decade. Many biotechnology companies have chosen not to expend resources to develop sufficient staff or expertise to conduct clinical trials in-house, but rather have utilized providers such as CROs to perform these services.

BUSINESS STRATEGY

         The trend toward outsourcing the clinical testing process for pharmaceutical, biotechnology and medical device products is accelerating. The CRO industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, and other CROs, many of which have substantially greater resources than the Company. However, the Company believes it is well positioned to take advantage of the trend toward outsourcing as a result of its demonstrated ability to provide a broad range of professional, cost-effective clinical research and development services worldwide. The Company's strategy is comprised of the following elements:

         Provide Comprehensive Clinical Research Services. The Company offers a broad range of clinical research services and believes that its knowledge and experience in all stages of clinical research enhances its credibility with prospective clients. The Company's capabilities allow it to provide the full range of clinical services on a turnkey basis, which the Company believes can be especially important to clients without significant relevant regulatory expertise, such as biotechnology companies and international pharmaceutical companies seeking to enter new geographic markets. To meet the needs of specific clients, the Company offers its services separately or as an integrated package. This allows a client to use the Company to design a protocol, conduct a trial, analyze the results of one or more trials, prepare and submit an NDA or CANDA to the FDA, or for any combination of these services. This approach enables the Company to respond to clients' requirements with flexibility and also allows it to establish a relationship with a new client with a particular service which may in turn lead to larger, more comprehensive projects.

         Capitalize on Global Model of New Drug Development. The Company provides clinical research and development services to major United States and European pharmaceutical and biotechnology companies. The Company conducts multinational clinical trials designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that this experience is a competitive advantage, as pharmaceutical and biotechnology companies increasingly are pursuing regulatory approvals simultaneously in multiple countries. The Company has recently increased and strengthened its European management team and increased its office space in Maidenhead, England to provide more comprehensive services to its United States clients doing business abroad and to better market its services to existing and potential European clients. During 1995, the Company expanded its geographic reach by delivering services in 15 countries and by opening offices in Australia and Israel.

         Conduct Scientifically Demanding Trials. The Company provides its services in connection with scientifically and clinically demanding trials in a wide range of therapeutic areas, including Allergy, Cardiology, Dermatology, Gastroenterology, Gynecology, Immunology, Infectious Diseases, Oncology, Psychiatry, Respiratory Diseases, and Urology. The Company also conducts studies in Pharmacoeconomics and Pharmacokinetics. The Company believes that its experience with these complex therapeutic areas gives it an advantage over those competitors who do not have the same broad experience as the Company.

         Pursue Growth Opportunities. The Company intends to pursue the following growth opportunities:

         1. Internal Expansion. The Company intends to continue its internal expansion by seeking contracts with new clients, seeking contracts with other divisions or therapeutic areas within its existing clients, and by cross-selling other services to existing clients.

         2. Strategic Alliances. In these arrangements, the client agrees to provide the Company with a minimum level of revenue and is guaranteed adequate staffing over a multi-year period. The Company believes this type of arrangement results in more favorable pricing to the client and more efficient management of the Company's resources. In 1994, the Company signed strategic alliances with Baxter Healthcare, Sandoz Pharmaceuticals Corporation, and SmithKline Beecham. The Company will continue to seek other such alliances.

         3. Acquisitions. The Company intends to pursue acquisition opportunities within the CRO industry that management believes are likely to increase the Company's profitability or achieve other strategic objectives. The Company's success in past acquisitions is not an indication of the Company's potential with regard to future acquisitions. In addition, there can be no assurance that the Company will be able to enter into any acquisitions or that it will be able to secure financing for any acquisition on terms acceptable to the Company.

SERVICES

         The Company's services and related products include clinical trials management services, clinical data management and biostatistical services, and product registration services. The Company's services can be provided separately or as an integrated package. Services from each of these categories can be utilized for the development and execution of a turnkey NDA.

         Clinical Trials Management Services. The Company offers complete services for the design, placement, performance and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs and medical devices. The Company has performed services in connection with trials in many therapeutic areas. The Company's multi-disciplinary clinical trials group has the ability to examine a product's existing pre-clinical and clinical data for the purposes of designing protocols for clinical trials in order to ascertain evidence of the product's safety and efficacy.

         The Company manages every aspect of trials in Phases II through IV, including design of operations manuals, identification and recruitment of trial investigators, initiation of sites, monitoring for strict adherence to GCP, site visits to ensure compliance with protocol procedures and proper collection of data, interpretation of trial results and report preparation. Substantially all of the Company's current projects involve Phase II, III or IV clinical trials, which, in most cases, are significantly larger and more complex than Phase I trials.

         A recent development in the CRO industry is the emergence of trials involving tests on over 1,000 patients over a period of several years at multiple sites. These trials have resulted from the drug companies' emphasis on treating and curing chronic disorders and the resulting need to thoroughly test large numbers of patients for long-term side effects of new drugs. The Company is experienced in managing such trials and actively markets its abilities in this area.

         Clinical trials are monitored for strict adherence to GCP. Efficient data collection, form design, detailed operations manuals and site visits by the Company's clinical research associates ("CRA") are employed to determine whether clinical investigators and their staffs follow established protocols and accurately record the findings of the trials.

         The Company assists clients with one or more of the following steps of clinical trials:

         - Study Protocol. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines: (i) the frequency and type of laboratory and clinical measures that are to be tracked and analyzed; (ii) the number of patients required to produce a statistically valid result; (iii) the period of time over which they must be tracked; and (iv) the frequency and dosage of drug administration.

         - Case Report Forms. Once the study protocol has been finalized, special forms for recording the desired information must be developed. These forms are called Case Report Forms ("CRFs"). The CRF may change at different stages of a trial. The CRF for one patient in a given study may consist of as many as 100 pages or more.

         - Site and Investigator Recruitment. The drug is administered to patients by investigators, at hospitals, clinics or other locations, referred to as sites. Potential investigators may be identified by the drug sponsor or the CRO, which then solicits the investigators' participation in the study. Generally, the investigators contract directly with the Company. The trial's success depends on the successful identification and recruitment of investigators with proper expertise and an adequate base of patients who satisfy the requirements of the study protocol.

         - Patient Enrollment. The investigators find and enroll patients suitable for the study according to the study protocol. Prospective patients are required to review information about the drug and its possible side effects and sign an informed consent to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.

         - Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs and laboratory reports. The data are collected from study sites by specially trained CRAs. CRAs visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database.

         - Medical Affairs. Throughout the course of a clinical trial, the Company may provide various medical research and services including medical monitoring of clinical trials, interpretation of clinical trial results and preparation of clinical study reports.

         - Report Writing. The results of statistical analysis of data collected during the trial together with other clinical data are included in a final report generated for inclusion in a regulatory document.

         Clinical Data Management and Biostatistical Services. The Company's data management professionals assist in the design of protocols and CRFs, as well as training manuals and training sessions for investigational staff, to ensure that data are collected in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, the Company's personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing, and problem data resolution.

         The Company's biostatistics professionals provide biostatistical consulting, database design, data analysis and statistical reporting. The Company's biostatisticians provide clients with assistance in all phases of drug development. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with the programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to the analysis plan. Frequently, biostatisticians assist clients before panel hearings at the FDA.

         The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services and used to monitor Phases II through IV rather than just one phase. This packaging permits a faster and less costly clinical trial process, as the data are collected and analyzed more rapidly and the decision to move to the next phase can be made more quickly. Although the Company believes that many pharmaceutical companies treat each phase as a distinct trial, the Company is emphasizing its "entire process" approach in its marketing efforts. Currently, a significant portion of these services are utilized by clients to process data that have previously been collected either by the client itself or by another CRO as part of a distinct phase in the drug development process.

         Product Registration Services. The Company provides comprehensive product registration services throughout Europe and the United States. The Company provides regulatory strategy formulation, document preparation, Good Manufacturing Practice consultation and acts as liaison with the FDA and other regulatory agencies. Although these services have not generated material revenue to date, the Company offers these services in order to provide the full range of services necessary to remain competitive in the CRO industry.

         The Company works closely with clients to devise regulatory strategies and comprehensive product development programs. The Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line.

         The Company's regulatory affairs professionals have experience in the analysis, preparation and submission of FDA regulatory documents covering a wide range of products, including drugs and over-the-counter products. The Company also has experience with preparing regulatory documentation for submission to European regulatory authorities.

CLIENTS AND MARKETING

         The Company has served many of the leading pharmaceutical companies in the United States and the EC. The Company's clients include the ten largest pharmaceutical companies in the world. The Company's clients also include companies in the biotechnology and medical device industries. For the year ended December 31, 1995, the Company recognized revenue on contracts with 67 clients. During 1995, approximately 88% of the Company's net service revenue was derived from pharmaceutical companies, 10% from biotechnology companies and 2% from medical device companies. In 1994, such companies contributed 85%, 13% and 2% of net service revenue, respectively.

         The Company has had, and will continue to have, clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry. During 1995, the Company generated approximately 25% of its net service revenue from Sandoz, Ltd. and approximately 18% from SmithKline Beecham Corp. The Company's contracts are entered into with numerous therapeutic areas or divisions within each client and frequently involve different decision makers. Thus, there is a reduced likelihood that the Company would simultaneously lose all contracts with any single client. Accordingly, while the complete loss of a significant client could have a material adverse impact on the Company, the termination of any one contract would typically not have a material adverse impact.

         The Company's strategy is to seek contracts with new clients, seek contracts with new therapeutic areas or divisions within existing clients, cross-sell other services to existing clients, and develop strategic alliances with major pharmaceutical companies. Marketing activities are conducted by the Company's business development personnel based in each of the Company's locations. In response to the highly technical nature of the Company's business, most business development personnel have scientific backgrounds. Additionally, the Company runs an extensive advertising program in trade journals and publications and, from time to time, employs direct mailings of information to existing and potential clients. The Company also attends and exhibits at selected trade shows in the United States and Europe. The Company is in the process of expanding its business development group in order to serve additional clients.

CONTRACTUAL ARRANGEMENTS

         The Company generally is awarded contracts based, among other things, upon its response to requests for proposal ("RFP") received from pharmaceutical, biotechnology and medical device companies. The contract may require the Company to design a protocol, conduct the trial, analyze the results of one or more of the trials, prepare and submit an NDA or CANDA to the FDA, or perform any combination of these services. After negotiating a letter of intent or definitive contract, the Company, and in many cases the client, will coordinate the selection of clinical investigators and conduct pre-study site visits. The clinical investigators, in conjunction with the Company, are then responsible for enrolling participants in the trial, which may include persons with a given disorder or disease, healthy persons and persons within defined populations. Informed consents, in accordance with FDA and institutional regulations, are obtained from all participants. Frequently, the Company obtains additional revenue as a result of change orders to existing contracts. Change orders are typically generated at the request of the client based on the results of the trial to date and include changes in the scope of the trial and in the services to be provided by the Company.

         Most contracts are fixed priced, multi-year contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed though the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to deemphasize a particular trial.

         The Company's strategic alliance agreements, although larger in size and covering several projects over multiple years, are generally the same as the contracts described above.

BACKLOG

         Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. In certain cases, the Company will work on a project prior to finalizing a letter of intent or contract. Backlog excludes anticipated net service revenue for projects for which the Company has commenced work but for which a definitive letter of intent or contract has not been executed.

         The Company believes that its backlog as of any date is not necessarily a meaningful indicator of future results and no assurance can be given that the Company will be able to realize net service revenue included in backlog. Clinical trials under contracts included in backlog are subject to termination or delay at any time by the client or regulatory authorities. Termination or delays can result from a number of factors. Delayed contracts remain in the Company's backlog pending determination of whether to continue, modify or cancel the contract.

         At December 31, 1993, 1994 and 1995, the Company's backlog was $47.3 million, $71.1 million and $90.2 million, respectively.

COMPETITION

         The Company competes primarily against pharmaceutical companies' own in-house research departments, other CROs, universities and teaching hospitals.

         The CRO industry is highly fragmented, with approximately 20 full-service CROs and many small, limited-service providers. In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The Company's competitors include Besselaar, a subsidiary of Corning, Inc.; Pharmaco, a subsidiary of Applied Bioscience International, Inc.; Parexel International Corp.; and Quintiles Transnational Corp. The trend toward industry consolidation is likely to result in heightened competition among the larger CROs. The industry is not capital intensive and the financial costs of entry are relatively low. The Company believes that clients choose a CRO based on several factors, the most important of which is the quality of the work performed for existing clients. Other factors include references from existing clients, ability to provide the services required for projects in specific therapeutic areas, and the price for the services performed. While the contract price is an important consideration, the Company believes the more important considerations are the Company's experience, reputation and availability of resources. The Company believes that it competes favorably in these areas.

GOVERNMENT REGULATION

         The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of United States federal regulations is to ensure that only those products which have been proven to be safe and effective are made available to the public. The FDA has set forth regulations and guidelines that pertain to applications to initiate trials of products, approval and conduct of studies, report and record retention, informed consent, applications for the approval of new products, and post-marketing requirements. Pursuant to FDA regulations, CROs that assume obligations of a drug sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. In the United States, the historical trend has been in the direction of increased regulation by the FDA. The Company believes that many pharmaceutical, biotechnology and medical device companies do not have the staff and/or the available expertise to comply with all of the regulations and standards, and this has contributed and will continue to contribute to the growth of the CRO industry.

         The services provided by the Company are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulation present in the United States. The Company is obligated to comply with FDA regulations governing such activities as selecting qualified investigators, obtaining required forms from investigators, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug/device accountability, and instructing investigators to maintain records and reports. The Company must also maintain records for each study for specified periods for inspection by the study sponsor and the FDA during audits. If such audits document that the Company has failed to adequately comply with Federal regulations and guidelines, it could have a material adverse effect on the Company. In addition, the Company's failure to comply with applicable regulations could possibly result in termination of ongoing research or the disqualification of data, either of which could also have a material adverse effect on the Company, including, without limitation, damage to the Company's reputation.

POTENTIAL LIABILITY AND INSURANCE

         The Company monitors the testing of new drugs on human volunteers pursuant to study protocols in Phase II, III and IV trials. Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, many of whom are seriously ill and are a great risk of further illness or death as a result of factors other than their participation in a trial. Additionally, although the Company's employees do not have direct contact with the participants in a clinical trial, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to such persons. As a result, the Company could be held liable for bodily injury, death, pain and suffering, loss of consortium, other personal injury claims and medical expenses arising from any professional malpractice of such physicians. The Company maintains insurance to cover malpractice liability of physicians who are employees or consultants of the Company. To date, the Company has not received any claims resulting from either the testing of new drugs or professional malpractice.

         The Company believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards ("IRBs") and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent.

         To reduce its potential liability, the Company seeks to obtain indemnity provisions in its contracts with clients and, in some cases, with investigators contracted by the Company on behalf of its clients. These indemnities generally do not, however, protect the Company against certain of its own actions such as those involving negligence or misconduct. Moreover, these indemnities are contractual arrangements that are subject to negotiation with individual clients, and the terms and scope of such indemnities vary from client to client and from trial to trial. The Company also, in some circumstances, indemnifies and holds harmless its clients and investigators against liabilities incurred by such parties due to the actions or inactions of the Company. Finally, since the financial performance of these indemnities is not secured, the Company bears the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or where the indemnity, although applicable, is not performed in accordance with its terms.

         The Company currently maintains an errors and omissions professional liabilities insurance policy in amounts it believes to be sufficient. There can be no assurance that this insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company.

INTELLECTUAL PROPERTY

         The Company believes that factors such as its ability to attract and retain highly-skilled professional and technical employees and its project management skills and experience are significantly more important to its performance than are any intellectual property rights developed by it. The Company has developed, and continually develops and updates, certain computer software related methodologies. The Company seeks to maintain its rights in the software it develops through a combination of contract, copyright and trade secret protection. While the Company does not consider any of this software or methodology to be material to the Company's business, the Company believes its software capabilities provide important benefits to its clients.

EMPLOYEES

         At December 31, 1995, the Company had 820 employees, of which 44 held Ph.D. or M.D. degrees, and 102 others held masters degrees. Approximately 89% of the Company's employees are located in the United States and the remaining 11% are located in Europe. The Company believes that its relations with its employees are good.

         The Company's performance depends on its ability to attract and retain a qualified management, professional, scientific and technical staff. Competition from both the Company's clients and competitors for skilled personnel is high. While the Company has not experienced any significant problems in attracting or retaining qualified staff to date, there can be no assurance the Company will be able to avoid these problems in the future.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CLINTRIALS RESEARCH INC.


                                        By:  /s/ John W. Robbins
                                             -----------------------------------
                                             John W. Robbins
                                             Chief Financial Officer