Form 10-Q
period 1996-06-30
CLINTRIALS RESEARCH INC
filed 1996-08-13
CIK 870978

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _______________________

COMMISSION FILE NUMBER 33-69586

                            CLINTRIALS RESEARCH INC.

             (Exact name of registrant as specified in its charter)


             Delaware                                     62-1406017
 ---------------------------------                  ----------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                  Identification Number)


                           One Burton Hills Boulevard
                                   Suite 210
                          Nashville, Tennessee  37215
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (615) 665-9665
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

As of July 31, 1996, there were 11,527,352 shares of ClinTrials Research Inc. common stock outstanding.

                          CLINTRIALS RESEARCH INC.


                              TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION ...................................... 1
        ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)................... 1
        Condensed Consolidated Balance Sheets....................... 1
        Condensed Consolidated Statements of Operations............. 2
        Condensed Consolidated Statements of Operations............. 3
        Condensed Consolidated Statements of Cash Flows............. 4
        Notes to Condensed Consolidated Financial Statements........ 5


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS................ 6

PART II.  OTHER INFORMATION.........................................13

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY-HOLDERS.................................13
        ITEM 5.  OTHER INFORMATION..................................13
        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................13

SIGNATURES..........................................................15

                        PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

ClinTrials Research Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

                                                              December 31,   June 30,
                                                                  1995         1996
                          Assets                                 (Note)     (Unaudited)
                                                              ------------  -----------
Current assets:
  Cash, cash equivalents and held-to-maturity securities          $17,031      $12,274
  Accounts receivable                                              22,248       21,754
  Advanced payments to investigators                                3,932        1,687
  Deferred income taxes                                               644          680
  Other current assets                                                499        1,284
                                                                  -------      -------
Total current assets                                               44,354       37,679

Equipment, furniture & fixtures:
  Equipment                                                         9,042       11,878
  Furniture, fixtures and leasehold improvements                    3,022        3,293
                                                                  -------      -------
                                                                   12,064       15,171
  Less accumulated depreciation and amortization                    4,947        6,090
                                                                  -------      -------
                                                                    7,117        9,081
Other assets:
  Excess of purchase price over net assets acquired                 7,088        6,847
  Other assets                                                         67          214
                                                                  -------      -------
                                                                    7,155        7,061
                                                                  -------      -------
                                                                  $58,626      $53,821
                                                                  =======      =======
           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $ 1,579      $ 1,672
  Advance billings                                                 19,976       12,080
  Payables to investigators                                         3,490        2,189
  Accrued expenses                                                  2,352        2,745
  Other current liabilities                                            90          178
                                                                  -------      -------
Total current liabilities                                          27,487       18,864

Deferred income taxes                                                 188          224

Commitments and contingencies                                        --           --

Stockholders' equity
  Preferred Stock, $.01 par value - 1,000,000 shares
    authorized, no shares issued or outstanding                      --           --
  Common Stock, $.01 par value - 30,000,000 shares
    authorized, issued and outstanding 8,829,451 and
    8,905,710 in 1995 and 1996, respectively                           88           89
  Additional paid-in capital                                       40,100       41,429
  Retained earnings (deficit)                                      (9,342)      (6,953)
  Cumulative foreign currency translation adjustments                 105          168
                                                                  -------      -------
Total stockholders' equity                                         30,951       34,733
                                                                  -------      -------
                                                                  $58,626      $53,821
                                                                  =======      =======

            See notes to condensed consolidated financial statements
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share data)


                                                         Three Months
                                                        Ended June 30,
                                                      -----------------
                                                        1995      1996
                                                      -------    -------
Revenues:
  Service revenue                                      $19,907   $26,619
  Less subcontract costs                                 6,416     7,225
                                                       -------   -------
Net service revenue                                     13,491    19,394

Operating costs:
  Direct costs                                           8,044    11,482
  Selling, general and administrative costs              3,656     5,197
  Depreciation and amortization                            564       752
                                                       -------   -------
  Income from operations                                 1,227     1,963

Other income (expense):
  Interest income                                          202       180
  Interest expense                                         (20)      (14)
                                                       -------   -------
Income before income taxes                               1,409     2,129
Provision for income taxes                                 592       853
                                                       -------   -------
Net income                                             $   817   $ 1,276
                                                       =======   =======
Earnings per common and common equivalent share:

  Net income                                           $  0.09   $  0.14
                                                       =======   =======
Weighted average shares outstanding (see exhibit 11)     9,058     9,208

            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share data)


                                                          Six Months
                                                        Ended June 30,
                                                      -----------------
                                                        1995      1996
                                                      -------   -------
Revenues:
  Service revenue                                     $37,937   $53,017
  Less subcontract costs                               12,663    15,953
                                                      -------   -------
Net service revenue                                    25,274    37,064

Operating costs:
  Direct costs                                         14,934    22,008
  Selling, general and administrative costs             7,001     9,947
  Depreciation and amortization                         1,091     1,452
                                                      -------   -------
  Income from operations                                2,248     3,657

Other income (expense):
  Interest income                                         426       395
  Interest expense                                        (41)      (28)
                                                      -------   -------
Income before income taxes                              2,633     4,024
Provision for income taxes                              1,095     1,635
                                                      -------   -------
Net income                                            $ 1,538   $ 2,389
                                                      =======   =======
Earnings per common and common equivalent share:

Net income                                            $  0.17   $  0.26
                                                      =======   =======
Weighted average shares outstanding (see exhibit 11)    9,044     9,213

            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share data)


                                                                Six Months
                                                              Ended June 30,
                                                            -----------------
                                                              1995      1996
                                                            -------   -------
Net income                                                  $ 1,538   $ 2,389
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
Depreciation and amortization                                 1,091     1,452
Change in operating assets and liabilities                   (6,581)   (6,668)
Other operating activities                                       15        63
                                                            -------   -------
Net cash provided by (used in) operating activities          (3,937)   (2,764)

Cash flows from investing activities:
  Purchasing of property, plant and equipment (net)          (2,046)   (3,323)
                                                            -------   -------
Net cash used in investing activities                        (2,046)   (3,323)

Cash flows from financing activities:
  Proceeds from issuance of common stock                        183     1,330
                                                            -------   -------
Net cash provided by (used in) financing activities             183     1,330

Net increase (decrease) in cash and cash equivalents         (5,800)   (4,757)
Cash, cash equivalents, and held-to-maturity securities at
  beginning of period                                        21,045    17,031
                                                            -------   -------
Cash, cash equivalents, and held-to-maturity securities at
  end of period                                             $15,245   $12,274
                                                            =======   =======

                           ClinTrials Research Inc.

             Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Earnings per Share

The earnings per share calculations for the three-month period ending June 30, 1996 are based on 8,862,062 weighted average shares outstanding plus 345,461 common stock equivalent shares related to the 1989 Stock Option Plan. The earnings per share calculations for the six-month period ending June 30, 1996 are based on 8,877,151 weighted average shares outstanding plus 335,554 common stock equivalent shares related to the 1989 Stock Option Plan. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on Nasdaq National Market Issues System under the symbol "CCRO".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

               The information set forth and discussed below for the three and six-month periods ended June 30, 1996 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of the results expected during the other quarters or for the entire year.

OVERVIEW

               The Company is a full-service clinical research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages clinical trials, provides clinical data management and biostatistical services and offers product registration services throughout the United States and Europe. The Company generates substantially all of its revenue from the clinical testing of new pharmaceutical and biotechnology products.

               The Company's contracts are typically fixed priced, multi-year contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, most of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to deemphasize a particular trial.

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

               Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. At June 30, 1996, backlog was approximately $106.3 million, as compared to approximately $77.2 million at June 30, 1995. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

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

               Contracts between the Company's United Kingdom subsidiary and its clients are generally denominated in pounds sterling. Payments received for services rendered on such contracts, as well as payments made for the subsidiaries' expenses, are in pounds sterling. Therefore, the subsidiary recognizes revenue and expense in pounds sterling and its earnings are not materially affected by fluctuations in exchange rates. Due to the Company's expansion abroad as discussed previously, it is possible the Company's subsidiaries will enter into contracts which are denominated in currencies other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of that subsidiary, fluctuations in exchange rates may affect the subsidiaries' earnings.

               The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity. To date, such adjustments have not been material to the Company's financial statements.

RESULTS OF OPERATIONS

               Quarter Ended June 30, 1996 Compared to Quarter Ended June 30,
1995

               Net service revenue increased 43.8% to $19.4 million in the second quarter of 1996 from $13.5 million in the same period of 1995. This increase resulted primarily from an increase in the number of contracts under management and in the number of clients served. The backlog at June 30, 1996 was $106.3 million, representing 241 contracts from 62 clients, as compared to $77.2 million at June 30, 1995, representing 148 contracts from 46 clients.

               Direct costs increased 42.8% to $11.5 million in the second quarter of 1996 from $8.0 million in the same period of 1995, and declined as a percentage of net service revenue to 59.2% from 59.6%. Direct costs, as a percentage of net revenue, may fluctuate from one period to the next based on the mix of contracts in the backlog as of any given date. In addition, direct costs may fluctuate due to changes in labor utilization resulting from the growth the Company has experienced.

               Selling, general and administrative costs increased 42.1% to $5.2 million in the second quarter of 1996 from $3.7 million in the same period of 1995, and declined as a percentage of net service revenue to 26.8% from 27.1%. Selling, general and administrative costs are relatively fixed in the near term and generally will increase at a lower rate than net revenue. The two largest components of selling, general and administrative costs are labor (executive, business development, finance and administration) and rent. Labor costs increased 32.7% to $1.7 million in the second quarter of 1996 from $1.3 million in the same period of 1995, and declined as a percentage of net service revenue to 9.0% from 9.8%. Rent expense increased 38.0% to $894,000 in the second quarter of 1996 from $648,000 in the same period of 1995, and declined as a percentage of net service revenue to 4.6% from 4.8%.

               Depreciation and amortization expense increased 33.2% to $751,000 in the second quarter of 1996 compared to $564,000 in the same period of 1995.

               Interest income, net of interest expense, decreased to $166,000 in the second quarter of 1996 from $182,000 in the same period of 1995.

               Consolidated income before income taxes increased $720,000 to $2.1 million in the second quarter of 1996, which included income of $136,000 from foreign operations, compared to consolidated income before income taxes of $1.4 million in the same period of 1995, which included a $100,000 loss from foreign operations. The provision for income taxes was $853,000 in the second quarter of 1996 as compared to $592,000 in the same period of 1995 resulting in effective tax rates of 40.1% for 1996 and 42.0% for 1995. The significant items that create the difference between the Company's federal statutory and effective tax rates are foreign net operating losses unrecognized for U.S. tax purposes, nondeductible amortization of goodwill, timing differences created by depreciation, state and local income taxes, tax-exempt interest income and certain other accrued expenses. The Company will not be able to record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will be able to recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

               Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

               Net service revenue increased 46.6% to $37.1 million in the first six months of 1996 from $25.3 million in the same period of 1995. This increase resulted primarily from an increase in the number of contracts under management and in the number of clients served. The backlog at June 30, 1996 was $106.3 million, representing 241 contracts from 62 clients, as compared to $77.2 million at June 30, 1995, representing 148 contracts from 46 clients.

               Direct costs increased 47.4% to $22.0 million in the first six months of 1996 from $14.9 million in the same period of 1995, and increased as a percentage of net service revenue to 59.4% from 59.1%. Direct costs, as a percentage of net revenue, may fluctuate from one period to the next based on the mix of contracts in the backlog as of any given date. In addition, direct costs may fluctuate due to changes in labor utilization resulting from the growth the Company has experienced.

               Selling, general and administrative costs increased 42.1% to $9.9 million in the first six months of 1996 from $7.0 million in the same period of 1995, and declined as a percentage of net service revenue to 26.8% from 27.7%. Selling, general and administrative costs are relatively fixed in the near term and generally will increase at a lower rate than net revenue.
The two largest components of selling, general and administrative costs are labor (executive, business development, finance and administration) and rent. Labor costs increased 33.1% to $3.4 million in the first six months of 1996 from $2.6 million in the same period of 1995, and declined as a percentage of net service revenue to 9.2% from 10.1%. Rent expense increased 35.2% to $1.7 million in the first six months of 1996 from $1.3 million in the same period of 1995, but decreased as a percentage of net service revenue to 4.6% from 5.0%.

               Depreciation and amortization expense increased 33.1% to $1.5 million in the first six months of 1996 compared to $1.1 million in the same period of 1995.

               Interest income, net of interest expense, decreased to $367,000 in the first six months of 1996 from $385,000 in the same period of 1995.

               Consolidated income before income taxes increased $1.4 million to $4.0 million in the first six months of 1996, which included income of $130,000 from foreign operations, compared to consolidated income before income taxes of $2.6 million in the same period of 1995, which included a $136,000 loss from foreign operations. The provision for income taxes was $1.6 million in the first six months of 1996 as compared to $1.1 million in the same period of 1995 resulting in effective tax rates of 40.6% for 1996 and 41.6% for 1995. The significant items that create the difference between the Company's federal statutory and effective tax rates are foreign net operating losses unrecognized for U.S. tax purposes, nondeductible amortization of goodwill, timing differences created by depreciation, state and local income taxes, tax-exempt interest income and certain other accrued expenses. The Company will not be able to record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will be able to recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

               The CRO industry is generally not capital intensive. The Company's primary cash needs on both a short-term and long-term basis are the payment of salaries, office rent and the travel expenditures of its employees. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its Credit Facility as defined below. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract payments by the Company's clients vary according to the terms of each contract. Capital expenditures have primarily been made for computer system additions and upgrades and computer equipment for new employees. Capital expenditures were $2.0 million in 1994 and $3.8 million in 1995 and are anticipated to be approximately $5 million in 1996.

               The Company's contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated.
Payments are generally made upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis throughout the life of the contract. The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on negotiated performance requirements. This is likely to increase days sales outstanding in accounts receivable. However, the Company does not expect this trend to have a significant impact on its ability to maintain its overall working capital.
Cash receipts do not correspond to costs incurred and revenue recognition (which is based on cost-to-cost type of percentage of completion accounting). Therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. Historically, the Company has received significant cash receipts from its clients in the fourth quarter. As a result, the number of days revenue outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts, particularly in the fourth quarter. The number of days revenue outstanding in accounts receivable was 75 days at June 30, 1996 and 84 days at June 30, 1995. The number of days revenue outstanding in accounts receivable net of advanced billings was 22 days at June 30, 1996 and 27 days at June 30, 1995.

               During the six months ended June 30, 1996, net cash used by operating activities totaled $2.8 million primarily due to net income, net of non-cash expenses, of $3.8 million, a decrease in net advance payments to investigators of $900,000, and a decrease in accounts receivable of $500,000 which were partially offset by a decrease in advance billings of $7.9 million.

               Cash used in investing activities of $3.3 million during the six months ended June 30, 1996 consisted principally of capital expenditures. Cash provided by financing activities of $1.3 million for the same period resulted principally from the issuance of common stock.

               The Company had cash, cash equivalents and held-to-maturity securities of $12.3 million at June 30, 1996 as compared to $15.2 million at June 30, 1995.

               The Company's Credit Facility consists of a $10.0 million line of credit to be used for working capital and acquisition purposes at the Company's discretion (the "Credit Facility"). Interest on any outstanding portion of the Credit Facility is at the bank's prime lending rate (8.25% at June 30, 1996) or LIBOR plus 200 basis points at the Company's option. The Company pays a fee of .25% (annualized) of the unused portion of the available borrowings. The fee is payable quarterly. The Company had no principal borrowings outstanding under the Credit Facility as of June 30, 1996. The Credit Facility is collateralized by the Company's assets and by a pledge of the capital stock of its subsidiaries. The Credit Facility contains certain financial and operational covenants including minimum levels for stockholders' equity, working capital, and fixed charge coverage ratios. The Credit Facility also limits the amount of capital expenditures, sale of any shares of capital stock, incurrence of indebtedness or liens, investments and guarantees, and prohibits the declaration or payment of dividends.

               The Company signed a definitive agreement on May 24, 1996 to combine into its organization the business and assets of Bio-Research Laboratories Ltd., a privately held preclinical services company based in Senneville, Quebec (the "Acquisition"). Effective July 24,

1996 the Company offered 2,990,000 shares of its common stock priced at $30 per share. Net proceeds to the Company from the offering were approximately $84.7 million, of which $65.0 million was used to fund the Acquisition.

               The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash, cash equivalents, held-to-maturity securities, cash flow from operations, and available borrowings under its Credit Facility. The Company estimates that such sources of cash will be sufficient to fund the Company's current operations, including expansions of its foreign operations, at least through 1997. Although the Company has no present acquisition agreements or arrangements, other than the Acquisition, there may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

                          PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               On May 3, 1996, the Company held its 1996 Annual Meeting of Stockholders for the purpose of electing six directors and amending the Company's 1989 Stock Option Plan to increase the number of shares available for grant thereunder to 1,350,000.

                             ELECTION OF DIRECTORS


                                                                                          Herbert J.        AMENDMENT
                  William C.      Thomas G.    Irwin B.        Richard     Edward G.      Schulman,       OF 1989 STOCK
                  O'Neil, Jr.     Cigarran    Eskind, M.D.    J. Eskind     Nelson           M.D.          OPTION PLAN
                  -----------     ---------   ------------    ---------    ---------      ---------       -------------
For                7,619,329      7,616,229    7,609,329      7,619,329    7,619,329      7,619,329          6,635,227

Against                    -              -            -              -            -              -            207,632

Withheld              40,700         43,800       50,700         40,700       40,700         40,700                  -

Abstentions                -              -            -              -            -              -             21,753

Non-Voting
(1)                1,176,018      1,176,018    1,176,018      1,176,018    1,176,018      1,176,018          1,971,435
                   ---------      ---------    ---------      ---------    ---------      ---------          ---------
Eligible
Shares             8,836,047      8,836,047    8,836,047      8,836,047    8,836,047      8,836,047          8,836,047
                   =========      =========    =========      =========    =========      =========          =========

(1) Includes broker non-votes.


ITEM 5. OTHER INFORMATION

Bio-Research Acquisition

               The final closing of the acquisition of substantially all of the assets of Bio-Research Laboratories Ltd., a Quebec pre-clinical services company ("Bio-Research"), by the Company occurred on August 7, 1996. The Company acquired the assets through arm's length negotiations with Bio-Research and certain shareholders thereof. Prior to this transaction, no material relationship existed between Bio-Research and the Company or any of its affiliates, any director or officer of the Company, or any associate of such director or officer. The Company intends to continue operating the acquired assets of Bio-Research to perform pre-clinical services.

        The consideration for the acquisition comprised approximately $65,000,000 cash. The Company funded substantially all of the consideration through a registered public offering of its common stock, effective July 24, 1996.

        The Consolidated Financial Statements of Bio-Research for the years ended December 31, 1995, and 1994, including the Notes thereto, are incorporated herein by reference to the Company's Current Report on Form 8-K dated June 19, 1996.

        In addition, the Company files herewith the attached Schedule A containing introductory information and Unaudited Pro Forma Condensed Combined Financial Statements, including the Notes thereto, reflecting the acquisition of Bio-Research by the Company.


Glaxo Wellcome Strategic Alliance

        During the third quarter of 1996 the Company signed a strategic alliance with Glaxo Wellcome. The Company will perform a full range of clinical research services on a global basis. The services to be provided will initially include clinical monitoring, data management, biostatistics, quality assurance and medical writing. The alliance with Glaxo Wellcome is similar to those previously entered into with Baxter, Sandoz and SmithKline Beecham.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibits furnished with this report are listed in the
                 Exhibit Index immediately following Schedule A.

         (b)     Reports on Form 8-K

                 During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated June 19, 1996, as amended by Form 8-K/A, disclosing the acquisition of Bio-Research and certain consolidated financial statements of Bio-Research and unaudited pro forma condensed combined financial statements.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CLINTRIALS RESEARCH INC.





Date:  August 12, 1996          By: /s/ William C. O'Neil, Jr.
                                    -------------------------------------
                                    William C. O'Neil, Jr.
                                    Chairman of the Board, President,
                                    and Chief Executive Officer


Date:  August 12, 1996          By: /s/ John W. Robbins
                                    -------------------------------------
                                    John W. Robbins
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  SCHEDULE A

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
CLINTRIALS RESEARCH INC. UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1996.............   F-3
Notes to Unaudited Pro Forma Condensed Combined Balance Sheet.........................   F-4
Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended
  March 31, 1996 and year ended December 31, 1995.....................................   F-5
Notes to Unaudited Pro Forma Condensed Combined Statements of Income..................   F-7

                            CLINTRIALS RESEARCH INC.

          UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

     The unaudited pro forma condensed combined statements of income for the year ended December 31, 1995 and for the three months ended March 31, 1996 gives effect to the Acquisition as if it had occurred on January 1, 1995. The unaudited pro forma condensed combined balance sheet as of March 31, 1996, gives effect to the Acquisition as if it had occurred on March 31, 1996.

     The unaudited pro forma condensed combined financial statements give effect only to the reclassifications and adjustments set forth in the accompanying Notes to unaudited pro forma condensed combined financial statements. The pro forma financial information is provided as additional information only and is not necessarily indicative of actual results that would have been achieved had the Acquisition been consummated at the beginning of the periods presented or of future results.

     These statements have been prepared from the consolidated financial statements of the Company and the financial statements of Bio-Research and should be read in conjunction with such statements and the related Notes. The financial statements of Bio-Research are included elsewhere herein by incorporation by reference. The consolidated financial statements of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995, as amended by Form 10-K/A dated June 14, 1996.

                            CLINTRIALS RESEARCH INC.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                 MARCH 31, 1996
                              -------------------------------------------------------------------------------------
                                                            PRO FORMA                    PRO FORMA
                                                           ADJUSTMENTS                  ADJUSTMENTS
                              AS REPORTED   AS REPORTED    TO REFLECT                   TO REFLECT        COMBINED
                              CLINTRIALS    BIO-RESEARCH   ACQUISITION       SUBTOTAL    OFFERING         PRO FORMA
                              -----------   ------------   -----------       --------   -----------       ---------
Assets
Current assets:
  Cash and cash
    equivalents.............    $16,831       $  5,548      $      --        $ 22,379    $  74,051(2)     $ 31,430
                                                                                           (65,000)(2)
  Accounts receivable.......     25,407          6,913                         32,320                       32,320
  Other current assets......      4,515          2,753                          7,268                        7,268
                              -----------   ------------   -----------       --------   -----------       ---------
Total current assets........     46,753         15,214                         61,967        9,051          71,018
  Property and equipment....     13,387         28,439                         41,826                       41,826
  Less accumulated
    depreciation and
    amortization............      5,491         11,639                         17,130                       17,130
                              -----------   ------------   -----------       --------   -----------       ---------
                                  7,896         16,800                         24,696                       24,696
Excess of purchase price
  over net assets
  acquired..................      6,965                        38,367 (1)      45,332                       45,332
Other assets................         38                                            38                           38
                              -----------   ------------   -----------       --------   -----------       ---------
                                $61,652       $ 32,014      $  38,367        $132,033    $   9,051        $141,084
                              ===========   ============   ===========       =========  ===========       =========
Liabilities and
  Stockholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses........    $ 8,143       $  3,192      $      --        $ 11,335    $      --        $ 11,335
  Advance billings..........     21,167          2,189                         23,356                       23,356
  Payable to stockholders of
    Bio-Research............                                   65,000 (1)      65,000      (65,000)(2)          --
                              -----------   ------------   -----------       --------   -----------       ---------
Total current liabilities...     29,310          5,381         65,000          99,691      (65,000)         34,691
Deferred income taxes.......        234                                           234                          234
Stockholders' equity:
  Common stock..............         88          3,128         (3,128)(1)          88           26(2)          114
  Additional paid-in
    capital.................     40,180             39            (39)(1)      40,180       74,025(2)      114,205
  Retained earnings.........     (8,229)        24,941        (24,941)(1)      (8,229)                      (8,229)
  Cumulative foreign
    currency translation
    adjustments.............         69         (1,475)         1,475 (1)          69                           69
                              -----------   ------------   -----------       --------   -----------       ---------
Total stockholders'
  equity....................     32,108         26,633        (26,633)         32,108       74,051         106,159
                              -----------   ------------   -----------       --------   -----------       ---------
                                $61,652       $ 32,014      $  38,367        $132,033    $   9,051        $141,084
                              ===========   ============   ===========       =========  ===========       =========

       See notes to unaudited pro forma condensed combined balance sheet.

                          NOTES TO UNAUDITED PRO FORMA

                        CONDENSED COMBINED BALANCE SHEET

(1) To record the purchase of the net assets (including the recording of excess of purchase price over net assets acquired) and eliminate the stockholders' equity of Bio-Research. No estimate of any purchase accounting adjustments to record property and equipment at fair value has been made at this time. ClinTrials expects to obtain and record a valuation of Bio-Research's property and equipment within six months following the Acquisition. It is not expected that the reclassification between excess of purchase price over net assets acquired and property and equipment will be significant to the combined balance sheet. The pro forma adjustments reflect a temporary payable to the stockholders of Bio-Research to effect the purchase of Bio-Research. The temporary payable would be satisfied from the proceeds of the offering referred to in pro forma adjustment (2).

(2) To record the net proceeds from the completion of the offering of 2,617,334 shares of ClinTrials Common Stock at an assumed price of $30.00 per share. Gross proceeds of $78.5 million, less estimated issuance costs of $4.4 million, provides net proceeds of $74.1 million. A portion of the net proceeds would be utilized to retire the temporary payable to the stockholders of Bio-Research referred to in pro forma adjustment (1).

                            CLINTRIALS RESEARCH INC.

          UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1996
             (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                             AS REPORTED    AS REPORTED      PRO FORMA       COMBINED PRO
                                             CLINTRIALS     BIO-RESEARCH    ADJUSTMENTS        FORMA(1)
                                             -----------    ------------    -----------      ------------
Net service revenue........................    $17,670         $6,324         $    --          $ 23,994
Operating costs:
  Direct costs.............................     10,526          3,658                            14,184
  Selling, general and administrative
     costs.................................      4,750          1,954                             6,704
  Depreciation and amortization............        700            426             240(2)          1,366
                                             -----------    ------------    -----------      ------------
Income from operations.....................      1,694            286            (240)            1,740
Other income (expense):
  Interest income..........................        215             77              --(3)            292
  Interest expense.........................        (14)            (1)                              (15)
                                             -----------    ------------    -----------      ------------
Income before income taxes.................      1,895            362            (240)            2,017
Provision for income taxes.................       (782)           176              --(4)           (606)
                                             -----------    ------------    -----------      ------------
Net income.................................    $ 1,113         $  538         $  (240)         $  1,411
                                             =========      =========       =========        ==========
Weighted average common shares.............      9,185                          2,316(5)         11,501
                                             =========                      =========        ==========
Earnings per common and common equivalent
  share....................................    $  0.12                                         $   0.12
                                             =========                                       ==========

    See notes to unaudited pro forma condensed combined statement of income.

                            CLINTRIALS RESEARCH INC.

          UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1995
             (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                  AS REPORTED   AS REPORTED     PRO FORMA      COMBINED
                                                  CLINTRIALS    BIO-RESEARCH   ADJUSTMENTS   PRO FORMA(1)
                                                  -----------   ------------   -----------   ------------
Net service revenue.............................    $57,846       $ 26,342       $    --       $ 84,188
Operating costs:
  Direct costs..................................     34,850         14,408                       49,258
  Selling, general and administrative costs.....     15,209          8,024                       23,233
  Depreciation and amortization.................      2,287          1,573           959(2)       4,819
                                                  -----------   ------------   -----------   ------------
Income from operations..........................      5,500          2,337          (959)         6,878
Other income (expense):
  Interest income...............................        744            373            --(3)       1,117
  Interest expense..............................        (79)           (10)                         (89)
                                                  -----------   ------------   -----------   ------------
Income before income taxes......................      6,165          2,700          (959)         7,906
Provision for income taxes......................     (2,564)         1,026            --(4)      (1,538)
                                                  -----------   ------------   -----------   ------------
Net income......................................    $ 3,601       $  3,726       $  (959)      $  6,368
                                                  =========      =========     =========     ==========
Weighted average common shares..................      9,088                        2,316(5)      11,404
                                                  =========                    =========     ==========
Earnings per common and common equivalent
  share.........................................    $  0.40                                    $   0.56
                                                  =========                                  ==========

    See notes to unaudited pro forma condensed combined statement of income.

                          NOTES TO UNAUDITED PRO FORMA

                    CONDENSED COMBINED STATEMENTS OF INCOME

(1) The pro forma condensed combined statements of income do not give effect to any overhead reductions or cost savings, if any, which may be realized after the consummation of the Acquisition.

(2) To adjust amortization expense. The excess of purchase price over net assets acquired related to the Acquisition will be amortized over 40 years using the straight line method. The amounts for the year ended December 31, 1995 and the three months ended March 31, 1996 were $959 and $240, respectively. No estimate of any purchase accounting adjustments to record property and equipment at fair value has been made at this time. ClinTrials expects to obtain and record a valuation of Bio-Research's property and equipment within six months following the Acquisition. It is not expected that any reclassification between excess of purchase price over net assets acquired and property and equipment would significantly affect amortization expense.

(3) Interest income as a result of the cash proceeds received in excess of the cash used to acquire Bio-Research and for costs of the Offering is not reflected in the pro forma condensed combined statements of income. The Company is presently earning a 4.11% yield on tax exempt investments. The following table summarizes the total effect on the pro forma condensed combined statements of income as if the interest had been earned on the excess cash.

                                                                YEAR ENDED           THREE MONTHS
                                                             DECEMBER 31, 1995   ENDED MARCH 31, 1996
                                                             -----------------   --------------------
     Excess cash invested..................................       $ 9,051              $  9,051
                                                                  =======              ========
     Pro forma income, as stated...........................         6,368                 1,411
     Estimated tax exempt interest income..................           372                    93
                                                                  -------              --------
     Pro forma income with excess cash invested............       $ 6,740              $  1,504
                                                                  =======              ========
     Pro forma weighted average shares outstanding for
       entire offering.....................................        11,705                11,802
                                                                  =======              ========
     Pro forma earnings per share after consideration of
       investment of excess funds..........................       $  0.58              $   0.13
                                                                  =======              ========

(4) The pro forma amortization adjustment (Note 2) does not affect the income tax provision as such tax benefit of the amortization adjustment would merely increase the federal and Quebec research and development tax credits to be carried forward to future periods. The pro forma condensed combined statements of income do not provide for deferred United States taxes on the income earned by Bio-Research in Canada as ClinTrials intends to permanently reinvest any earnings outside the United States.

(5) The weighted average common shares outstanding in the pro forma columns include the 2,316,000 shares of Common Stock offered hereby that will be used to fund the $65 million cost of the Acquisition. The calculation of these shares is based on an offering price of $30.00 per share, net of offering costs.

                                EXHIBIT INDEX

Exhibit No.
- -----------
    2 Asset Purchase Agreement among Bio-Research, certain shareholders thereof, and the Company
                    (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 19, 1996)


   11               Computation of Earnings Per Common and
                    Common Equivalent Share

   27               Financial Data Schedule (for SEC use only)