Form 10-Q
period 1996-09-30
CLINTRIALS RESEARCH INC
filed 1996-11-14
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________________ TO ____________________

COMMISSION FILE NUMBER 33-69586

                            CLINTRIALS RESEARCH INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                             62-1406017
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

                                 (615) 665-9665
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
As of October 31, 1996, there were 11,907,978 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION........................................................   1
          Item 1.  Financial Statements (Unaudited)..................................   1
          Condensed Consolidated Balance Sheets......................................   1
          Condensed Consolidated Statements of Operations............................   2
          Condensed Consolidated Statements of Operations............................   3
          Condensed Consolidated Statements of Cash Flows............................   4
          Notes to Condensed Consolidated Financial Statements.......................   5
          Item 2.  Management's Discussion and Analysis of
             Financial Conditions and Results of Operations..........................   8

PART II.  OTHER INFORMATION..........................................................  15
          Item 5.  Other Information.................................................  15
          Item 6.  Exhibits and Reports on Form 8-K..................................  15

SIGNATURES...........................................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED)

ClinTrials Research Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

                                                                    December 31,    September 30,
                                                                       1995             1996
                             Assets                                   (Note)         (Unaudited)
                                                                    ------------    -------------
Current assets:
   Cash, cash equivalents and held-to-maturity  securities           $  17,031        $  31,024
   Accounts receivable                                                  22,248           39,760
   Advanced payments to investigators                                    3,932              607
   Supply inventories                                                     --              1,471
   Deferred income taxes                                                   644              460
   Other current assets                                                    499            1,108
                                                                     ---------        ---------
Total current assets                                                    44,354           74,430

Equipment, furniture & fixtures:
   Equipment                                                             9,042           13,335
   Furniture, fixtures and leasehold improvements                        3,022            3,834
                                                                     ---------        ---------
                                                                        12,064           17,169
  Less accumulated depreciation and amortization                         4,947            6,820
                                                                     ---------        ---------
                                                                         7,117           10,349

Other assets:
   Unallocated purchase price from acquisition of Bio-Research            --             55,055
   Excess of purchase price over net assets acquired                     7,088            6,948
   Other assets                                                             67               62
                                                                     ---------        ---------
                                                                         7,155           62,065
                                                                     ---------        ---------
                                                                     $  58,626        $ 146,844
                                                                     =========        =========

               Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                  $   1,579        $   5,370
   Advance billings                                                     19,976           12,109
   Payables to investigators                                             3,490            2,849
   Accrued expenses                                                      2,352            2,935
   Other current liabilities                                                90              922
                                                                     ---------        ---------
Total current liabilities                                               27,487           24,185

Deferred income taxes                                                      188              229

Commitments and contingencies                                             --               --

Stockholders' equity
   Preferred Stock, $.01 par value - 1,000,000 shares
      authorized, no shares issued or outstanding                         --               --
   Common Stock, $.01 par value - 30,000,000 shares
      authorized, issued and outstanding 8,829,451 and
      11,904,992 in 1995 and 1996, respectively                             88              119
   Additional paid-in capital                                           40,100          126,528
   Retained earnings (deficit)                                          (9,342)          (4,925)
   Cumulative foreign currency translation adjustments                     105              708
                                                                     ---------        ---------
Total stockholders' equity                                              30,951          122,430
                                                                     ---------        ---------
                                                                     $  58,626        $ 146,844
                                                                     =========        =========


            See notes to condensed consolidated financial statements
         Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share data)


                                                                Three Months
                                                             Ended September 30,
                                                             -------------------
                                                             1995           1996
                                                           --------        --------
Revenues:
   Service revenue                                         $ 23,763        $ 29,872
   Less subcontract costs                                     7,779           4,510
                                                           --------        --------
Net service revenue                                          15,984          25,362

Operating costs:
   Direct costs                                               9,901          14,922
   Selling, general and administrative costs                  3,894           6,956
   Depreciation and amortization                                597           1,134
                                                           --------        --------
   Income from operations                                     1,592           2,350

Other income (expense):
   Interest income                                              163             315
   Interest expense                                             (21)            (16)
                                                           --------        --------

Income before income taxes                                    1,734           2,649
Provision for income taxes                                      755             621
                                                           --------        --------
Net income                                                 $    979        $  2,028
                                                           ========        ========


Earnings per common and common equivalent share:

   Net income                                              $   0.11        $   0.18
                                                           ========        ========

Weighted average shares outstanding (see exhibit 11)          9,124          11,209


            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except for share data)


                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                             1995            1996
                                                           --------        --------
Revenues:
   Service revenue                                         $ 61,700        $ 82,887
   Less subcontract costs                                    20,442          20,461
                                                           --------        --------
Net service revenue                                          41,258          62,426

Operating costs:
   Direct costs                                              24,835          36,930
   Selling, general and administrative costs                 10,894          16,903
   Depreciation and amortization                              1,689           2,586
                                                           --------        --------
   Income from operations                                     3,840           6,007

Other income (expense):
   Interest income                                              588             709
   Interest expense                                             (61)            (43)
                                                           --------        --------

Income before income taxes                                    4,367           6,673
Provision for income taxes                                    1,850           2,256
                                                           --------        --------
Net income                                                 $  2,517        $  4,417
                                                           ========        ========


Earnings per common and common equivalent share:

   Net income                                              $   0.28        $   0.42
                                                           ========        ========

Weighted average shares outstanding (see exhibit 11)          9,067          10,467


            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)


                                                                       Nine Months
                                                                    Ended September 30,
                                                                   1995            1996
                                                                 --------        --------
Net income                                                       $  2,517        $  4,417
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
   Depreciation and amortization                                    1,689           2,731
   Change in operating assets and liabilities                      (7,949)        (15,139)
   Other operating activities                                          40             217
                                                                 --------        --------
Net cash provided by (used in) operating activities                (3,703)         (7,774)

Cash flows from investing activities:
   Purchasing of property, plant and equipment (net)               (2,929)         (5,472)
   Investment in Subsidiary                                          --           (59,220)
                                                                 --------        --------
Net cash used in investing activities                              (2,929)        (64,692)

Cash flows from financing activities:
   Proceeds from issuance of common stock                             328          86,459
                                                                 --------        --------
Net cash provided by (used in) financing activities                   328          86,459

Net increase (decrease) in cash and cash equivalents               (6,304)         13,993
Cash, cash equivalents, and held-to-maturity securities at
   beginning of period                                             21,045          17,031
                                                                 --------        --------
Cash, cash equivalents, and held-to-maturity securities at
  end of period                                                  $ 14,741        $ 31,024
                                                                 ========        ========

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Earnings per Share

         The earnings per share calculations for the three-month period ending September 30, 1996 are based on 10,885,382 weighted average shares outstanding plus 324,041 common stock equivalent shares related to the 1989 Stock Option Plan. The earnings per share calculations for the nine-month period ending September 30, 1996 are based on 10,128,690 weighted average shares outstanding plus 338,237 common stock equivalent shares related to the 1989 Stock Option Plan. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on Nasdaq National Market Issues System under the symbol "CCRO".

Note 3 - Acquisition

         On July 31, 1996, the Company purchased for $65 million in cash all of the assets and assumed certain liabilities (the "Acquisition") of Bio-Research Laboratories Ltd. of Montreal, Quebec ("Bio-Research"). The Acquisition was financed with the proceeds of a public offering of 2,990,000 shares of the Company's common stock at $30 per share on July 24, 1996. Net proceeds to the Company from the offering were approximately $84.7 million, $65 million of which was used to fund the Acquisition.

         The Acquisition was accounted for under the purchase method of accounting. The purchase price allocation reflected below is preliminary and, among other things, reflects no allocation to land, building, equipment, and identifiable intangibles, pending final results of an appraisal.

               Current assets                           $ 16,725
               Current liabilities assumed                (6,348)
               Long-term liabilities assumed                   0
               Unallocated excess of purchase price
                  over net assets acquired                54,623
                                                        --------
                                                        $ 65,000
                                                        ========


         Operations of the acquired business are included in the Company's results of operations from the date of Acquisition.

         The following represents the unaudited pro forma results of operations as if the Acquisition had occurred as of January 1 of the respective periods (in thousands, except for earnings per share):


                                                            THREE MONTHS ENDED           THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1995           SEPTEMBER 30, 1996
                                                            ------------------           ------------------
Net service revenue ...........................                    $22,097                    $27,933
Income before tax .............................                      1,753                      2,466
Net income ....................................                      1,231                      2,001
Earnings per common and
  common equivalent share .....................                    $  0.11                    $  0.17

Weighted average shares outstanding ...........                     11,440                     11,569

                                                            NINE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1995            SEPTEMBER 30, 1996
                                                            ------------------            ------------------
Net service revenue ...........................                    $61,592                    $78,304
Income before tax .............................                      5,968                      6,918
Net income ....................................                      4,797                      5,329
Earnings per common and
  common equivalent share .....................                    $  0.42                    $  0.46

Weighted average shares outstanding ...........                     11,383                     11,535

         The pro forma operating results include each company's results of operations for the indicated periods with increased amortization of intangible assets as if the Acquisition had occurred as of January 1, 1995. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

Note 4 - Stock Split

         On October 25, 1996, the Board of Directors declared a 3-for-2 stock split to be effected in the form of a stock dividend of one-half share for each share of Company common stock outstanding as of the record date, November 11, 1996. The dividend will be distributed to shareholders on

November 25, 1996. The following reflects net income per share and shares outstanding as if the stock split had occurred as of January 1 of the respective periods (in thousands, except for earnings per share):


                                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1995            SEPTEMBER 30, 1996
                                                                ------------------            ------------------
Earnings per common and common equivalent share                      $   0.07                      $   0.12
Weighted average shares outstanding                                    13,686                        16,814

                                                                NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1995            SEPTEMBER 30, 1996
                                                                ------------------            ------------------
Earnings per common and common equivalent share                      $   0.19                      $   0.28
Weighted average shares outstanding                                    13,601                        15,701

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1995 and the prospectus dated July 28, 1996 filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

         The information set forth and discussed below for the three and nine-month periods ended September 30, 1996 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of the results expected during other quarters or for the entire year.

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

         The Company's contracts are typically fixed priced, multi-year contracts that usually require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, most of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to deemphasize a particular trial.

         Revenue for contracts is recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in service revenue. Subcontractor services may vary significantly from contract to contract; therefore, changes in service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and will continue to have, certain clients from which at least 10 percent of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

         The Company's quarterly operating results may fluctuate as a result of factors such as delays experienced in implementing or completing particular clinical trials and termination of clinical trials, the costs associated with integrating acquired operations, foreign exchange fluctuations, as well as the costs associated with opening new offices. Since a high percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

         Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. At September 30, 1996, backlog was approximately $145.3 million, as compared to approximately $84.8 million at September 30, 1995. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

         The Company's core business in the United States has experienced significant growth, reflecting both an expansion of the Company's client base and an increase in the number of projects under management. Prior to 1992, the Company's European operation primarily performed services required by contracts generated by United States operations. In late 1992, the Company began expanding its core European operation, which consists of offices in Maidenhead, UK and Brussels, Belgium, which contributed significantly to operating losses incurred in 1993 and 1994 in Europe. The core European operation eliminated its operating loss in 1995, and is expected to be profitable in 1996 and 1997. Recently, the Company expanded its international operations by opening offices in Australia, Israel, Chile, and France. This was done partially in response to client requests for the Company to provide services in these areas. The Company plans to continue to develop these and other operations abroad. This will require additional investments in marketing and infrastructure and may include the establishment of other new offices. Currently, the Company anticipates each new office will incur losses through its first twelve months of operations.

         Contracts between the Company's subsidiaries (primarily in Canada and to a lesser extent in the United Kingdom) and their clients may be denominated in a currency other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of the subsidiary, such subsidiaries' earnings related to these contracts could be affected by fluctuations in exchange rates. Generally, the Company attempts to contractually limit its future foreign exchange risks with its clients. In addition, the Company may use future foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The Company expects its subsidiaries located outside the United States to generate approximately 40% of its net revenue beginning in the fourth quarter of 1996, approximately half of which will be generated by the Company's Canadian subsidiary. Therefore, fluctuations in exchange rates may have a material affect on the earnings of the Company.

         The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity. Such adjustments may in the future be material to the Company's financial statements.

RECENT ACQUISITION OF BIO-RESEARCH LABORATORIES LTD.

         On July 31, 1996, the Company purchased for $65 million in cash all of the assets and assumed certain liabilities of Bio-Research Laboratories Ltd. of Montreal, Quebec. Bio-Research is a leading contract research organization which provides services to clients in the pharmaceutical, biotechnology, chemical and medical device industries. Bio-Research designs and conducts preclinical trials, based primarily upon animal models, that produce the data required to assess and evaluate efficacy in and potential risks to humans. The operations of Bio-Research are included in the Company's results of operations from the date of Acquisition.

RESULTS OF OPERATIONS

         Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

         Net service revenue increased 58.7% to $25.4 million in the third quarter of 1996 from $16.0 million in the same period of 1995. Excluding $5.1 million of revenue recognized in the third quarter of 1996 related to Bio-Research (acquired July 31, 1996) and $1.2 million of revenue recognized in the third quarter of 1995 related to special client requests to accelerate services, net service revenue increased 37.1%. This increase resulted primarily from an increase in the number of contracts under management and in the number of clients served. The backlog at September 30, 1996 was $145.3 million, representing 423 contracts from 115 clients, as compared to $84.8 million at September 30, 1995, representing 147 contracts from 45 clients.

         Direct costs increased 50.7% to $14.9 million in the third quarter of 1996 from $9.9 million in the same period of 1995, and declined as a percentage of net service revenue to 58.8% from 61.9%. The decrease as a percentage of net revenue is primarily attributable to the Company's utilization of temporary labor to meet special client requests to accelerate services during the third quarter of 1995. Direct costs as a percentage of net revenue may fluctuate from one period to the next based on the mix of contracts in the backlog as of any given date. In addition, direct costs may fluctuate due to changes in labor and facility utilization resulting from the growth the Company has experienced.

         Selling, general and administrative costs increased 78.6% to $7.0 million in the third quarter of 1996 from $3.9 million in the same period of 1995, and increased as a percentage of net service revenue to 27.4% from 24.4%. The increase as a percentage of net revenue is primarily attributable to the inclusion of Bio-Research (acquired July 31, 1996). Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term and generally will increase at a lower rate than revenue. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

         Depreciation and amortization expense increased 89.9% to $1.1 million in the third quarter of 1996 compared to $597,000 in the same period of 1995.

         Interest income, net of interest expense, increased to $299,000 in the third quarter of 1996 from $142,000 in the same period of 1995.

         Consolidated income before income taxes increased to $2.6 million in the third quarter of 1996 from $1.7 million in the same period of 1995. The provision for income taxes was $621,000 in the third quarter of 1996 as compared to $755,000 in the same period of 1995 resulting in effective tax rates of 23% and 44%, respectively. The significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, research and development tax credits generated by the Company's Canadian subsidiary, tax-exempt interest income, nondeductible amortization of goodwill, and foreign net operating losses not previously recognized. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

         Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Net service revenue increased 51.3% to $62.4 million in the first nine months of 1996 from $41.3 million in the same period of 1995. Excluding $5.1 million of revenue recognized in the third quarter of 1996 related to Bio-Research (acquired July 31, 1996) and $1.2 million of revenue recognized in the third quarter of 1995 related to special client requests to accelerate services, net service revenue increased 43.1%. This increase resulted primarily from an increase in the number of contracts under management and in the number of clients served. The backlog at September 30, 1996 was $145.3 million, representing 423 contracts from 115 clients, as compared to $84.8 million at September 30, 1995, representing 147 contracts from 45 clients.

         Direct costs increased 48.7% to $36.9 million in the first nine months of 1996 from $24.8 million in the same period of 1995, and decreased as a percentage of net service revenue to 59.2% from 60.2%. The decrease as a percentage of net revenue is primarily attributable to the Company's utilization of temporary labor to meet special client requests to accelerate services during the third quarter of 1995. Direct costs as a percentage of net revenue may fluctuate from one period to the next based on the mix of contracts in the backlog as of any given date. In addition, direct costs may fluctuate due to changes in labor and facility utilization resulting from the growth the Company has experienced.

         Selling, general and administrative costs increased 55.2% to $16.9 million in the first nine months of 1996 from $10.9 million in the same period of 1995, and increased as a percentage of net service revenue to 27.1% from 26.4%. The increase as a percentage of net revenue is primarily attributable to the inclusion of Bio-Research (acquired July 31, 1996). Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term and generally will increase at a lower rate than revenue. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

         Depreciation and amortization expense increased 53.1% to $2.6 million in the first nine months of 1996 compared to $1.7 million in the same period of 1995.

         Interest income, net of interest expense, increased to $666,000 in the first nine months of 1996 from $527,000 in the same period of 1995.

         Consolidated income before income taxes increased to $6.7 million in the first nine months of 1996, from $4.4 million in the same period of 1995. The provision for income taxes was $2.3 million in the first nine months of 1996 as compared to $1.9 million in the same period of 1995 resulting in effective tax rates of 34% and 42%, respectively. The significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, research and development tax credits generated by the Company's Canadian subsidiary, tax-exempt interest income, nondeductible amortization of goodwill, and foreign net operating losses not previously recognized. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary operating cash needs on both a short-term and long-term basis are the payment of salaries, office rent, travel expenses, as well as capital expenditures. Capital expenditures have primarily been made for computer system additions and upgrades and computer equipment for new employees. Capital expenditures were $2.0 million in 1994, $3.8 million in 1995, and approximately $5.5 million through September 30, 1996. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its Credit Facility as defined below. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract payments by the Company's clients vary according to the terms of each contract.

         The Company's contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated. Payments are generally made upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis throughout the life of the contract. The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on negotiated performance requirements. This has increased and may continue to increase days sales outstanding in accounts receivable. However, the Company does not expect this trend to have a significant impact on its ability to maintain its overall working capital. Cash receipts do not correspond to costs incurred and revenue recognition (which is based on cost-to-cost type of percentage of completion accounting). Therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts, and historically has received significant cash receipts from its clients in the fourth quarter. The number of days sales outstanding in accounts receivable was 91 days at September 30, 1996, 90 days at December 31, 1995, and 78 days at September 30, 1995. The number of days sales outstanding in accounts receivable net of advanced billings was 55 days at September 30, 1996, 26 days at December 31, 1995, and 30 days at September 30, 1995. The Company believes its days sales outstanding in accounts receivable to be comparable to the average for the CRO industry.

         During the nine months ended September 30, 1996, net cash used by operating activities totaled $7.8 million, primarily due to an increase in accounts receivable of $8.6 million and a decrease in advance billings of $9.7 million, which was partially offset by net income, net of non-cash expenses, of $7.1 million and a decrease in net advanced payments to investigators of $2.7 million.

         Cash used in investing activities of $64.7 million during the nine months ended September 30, 1996 consisted principally of the Acquisition of Bio-Research Laboratories Ltd., as previously described, and capital expenditures. Cash provided by financing activities of $86.5 million for the same period resulted principally from issuance of common stock.

         The Company had cash, cash equivalents and held-to-maturity securities of $31.0 million at September 30, 1996 as compared to $14.7 million at September 30, 1995.

         The Company has domestic and foreign lines of credit ("Credit Facility") with banks totaling approximately $15.0 million. The lines are collateralized by the Company's assets and bear interest at the respective banks' prime interest rates. There were no borrowings outstanding under the lines of credit at September 30, 1996. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

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



ITEM 5.      OTHER INFORMATION

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

         On October 25, 1996, the Company announced that its Board of Directors declared a 3-for-2 stock split to be effected in the form of a stock dividend by issuance of one-half share for each one share of ClinTrials Research common stock owned by a shareholder as of the record date. The stock split will have a record date at the close of trading on November 11, 1996 and will be distributed to shareholders on November 25, 1996.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)           Exhibits

                           The exhibits furnished with this report are listed in the Exhibit Index located elsewhere.

             (b)           Reports on Form 8-K

                           During the quarter for which this report is filed, the Company filed a Current Report on Form 8-K dated June 19, 1996, as amended by Form 8- K/A, relating to the acquisition of Bio-Research, certain consolidated financial statements of Bio-Research, and certain unaudited pro forma condensed combined financial statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLINTRIALS RESEARCH INC.




Date: November 13, 1996         By: /s/ William C. O'Neil, Jr.
                                    --------------------------
                                    William C. O'Neil, Jr.
                                    Chairman of the Board, President,
                                    and Chief Executive Officer


Date: November 13, 1996         By: /s/ John W. Robbins
                                    -------------------
                                    John W. Robbins
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.
-----------

   11    Computation of Earnings Per Common and Common Equivalent Share

   27    Financial Data Schedule (SEC use only)