Form 10-K
period 1996-12-31
CLINTRIALS RESEARCH INC
filed 1997-03-31
CIK 870978

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
            OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                         OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------    ---------------

                        COMMISSION FILE NUMBER 33-69586

                            CLINTRIALS RESEARCH INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        62-1406017
          (State or other jurisdiction                           (I.R.S. Employer
       of incorporation or organization)                      Identification Number)

      20 BURTON HILLS BOULEVARD, SUITE 500                            37215
              NASHVILLE, TENNESSEE                                  (Zip Code)
    (Address of principal executive offices)

                                 (615) 665-9665
               (Company's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
          Common Stock, $.01 par value                         Nasdaq Stock Market

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $112,686,000 as of March 14, 1997. The number of Shares of Common Stock outstanding as of March 14, 1997 was 17,871,017.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into Part II, Items 6, 7 and 8 of this Form 10-K: Portions of the Registrant's Annual Report to its stockholders for fiscal year ended December 31, 1996.

     The following documents are incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1997 Annual Meeting of stockholders.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     ClinTrials Research Inc. (the "Company" or "ClinTrials") is a full service contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States, Canada and Europe. The Company generates substantially all of its revenue from the clinical testing of new pharmaceutical and biotechnology products. At December 31, 1996, the Company had contracts in backlog to perform clinical research services in over 30 countries worldwide. To date, the Company has performed services for approximately 300 clients including the ten largest pharmaceutical companies in the world. Net service revenue increased 61.6% to $93.5 million in 1996 from $57.8 million in 1995.

     New pharmaceutical and biotechnology products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness. Companies seeking approval for these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials. Preclinical trials typically last for up to three years and involve animal testing. Clinical trials are conducted over a period typically lasting eight to twelve years and involve hundreds or thousands of human subjects. These trials were historically performed almost exclusively by inhouse personnel at the major pharmaceutical companies. In recent years, pharmaceutical companies have begun to outsource clinical trials management to CROs, which has resulted in significant growth in the CRO industry. The Company believes worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated $33 billion in 1995, approximately $11 billion of which was spent on clinical trials, with approximately $2.5 billion being outsourced to CROs. Research and development expenditures in 1995 for the top 50 pharmaceutical companies in the world increased approximately 10% from the previous year. The Company believes that certain industry trends have led pharmaceutical and biotechnology companies to increase research and development for proprietary new drugs, conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control internal fixed costs. These trends include the increased emphasis on finding treatments for chronic disorders and infectious diseases, the desire by manufacturers to market pharmaceutical and biotechnology products simultaneously in several countries, and cost containment pressures from certain governments, managed care organizations and other payors. By providing experienced clinical and database management personnel to conduct complex trials on a contract basis, CROs have enabled pharmaceutical and biotechnology companies to respond to cost containment pressures by turning the fixed costs of internal clinical research into variable costs.

     ClinTrials Research Inc. is an international research services organization headquartered in Nashville, Tennessee, with offices in Research Triangle Park, North Carolina; Lexington, Kentucky; Maidenhead, U.K.; Brussels, Belgium; Paris, France; Melbourne, Australia; Jerusalem, Israel; Santiago, Chile; and Montreal, Canada.

BACKGROUND

     New Drug Development -- An Overview. Before a new drug may be marketed, it must generally undergo extensive testing and regulatory review to determine that it is safe and effective. This development process consists of two stages, preclinical and clinical. In the preclinical stage, the sponsor of the new drug conducts laboratory analyses and animal tests, generally over a one to three year period, to determine the basic biological activity and safety of the drug. Upon successful completion of the preclinical phase, the drug undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease, generally over an eight to twelve year period. In the United States, preclinical and clinical testing must comply with the requirements of Good Clinical Practice ("GCP") and other standards promulgated by the Food and Drug Administration (the "FDA") and other federal and state governmental authorities. GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA pioneered the use of clinical trials in the regulation of new drug development, and the agency's approval process has shaped much drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries (Canada, Japan and the European Community ("EC")) commenced discussions for the purpose of developing common standards for both the conduct of preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multi-national studies adhering to GCP are now generally acceptable to the FDA and the governments within the EC.

     In the United States, a drug sponsor must file an Investigational New Drug Application ("IND") with the FDA before the commencement of human testing of a drug. The IND includes preclinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, also referred to as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug. In the absence of any comments from the FDA, human clinical trials may begin 30 days after the IND is filed.

     Clinical trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. Trials are usually grouped into four phases, with multiple trials generally conducted within each phase.

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

     Clinical trials often represent the most expensive and time-consuming part of the overall drug development process generally lasting from eight to twelve years. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the successful completion of Phase III trials, the sponsor of a new drug must submit a New Drug Application ("NDA") to the FDA. The NDA is a comprehensive filing that includes, among other things, the results of all preclinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in an NDA is generated during the Phase II and III trials. The FDA's review of an NDA can last from several months to several years, with the average review lasting two and one-half years. Drugs that successfully complete this review may be marketed in the United States, subject to the conditions imposed by the FDA in its approval. The FDA has been subject to increasing pressure to allow drugs to reach the public more quickly. As a result, in some instances the FDA has expedited the review process by granting conditional approval of lifesaving drugs or those for conditions for which there is no current treatment so that they can be marketed while Phase IV trials are being conducted. In recent years, the FDA has encouraged the use of computer assisted NDAs ("CANDAs") in an effort to expedite the approval process.

INDUSTRY TRENDS

     The contract research industry derives substantially all of its revenue from the research and development ("R&D") expenditures of pharmaceutical, biotechnology and medical device companies. The Company believes that certain industry trends have led pharmaceutical and biotechnology companies to increase the use of CROs for preclinical and clinical trials. These trends include the following:

     Increasing Cost Containment Pressures. The increasing pressure to control rising health care costs, and the penetration of managed health care and health care reform have caused the following changes in the pharmaceutical industry:

     - Managed Care Organizations. Managed care organizations have become major participants in the delivery of pharmaceuticals. These organizations limit the selection of drugs from which affiliated physicians may prescribe, thus increasing the competition among pharmaceutical companies to develop more effective products in a shorter time frame.

     - Consolidation. As pharmaceutical companies seek to create economies of scale, there have been several large mergers within the pharmaceutical industry, and as a result of these mergers, the pharmaceutical industry has experienced large scale employee lay-offs and other cutbacks.

     - Other Factors. Factors such as competition from generic drugs following patent expiration, more stringent regulatory requirements and the increasing complexity of clinical trials have resulted in increasing market pressure on profit margins.

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

     Globalization of Clinical Research and Development. Due to the increasing cost of new drug development, many projects that are not expected to achieve sufficient annual worldwide revenue are abandoned. Pharmaceutical companies are increasingly attempting to maximize returns from a given drug by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially. A pharmaceutical company seeking approval in a country in which it lacks experience or internal resources will frequently turn to a CRO for assistance in interacting with regulators or in organizing and conducting clinical trials. The Company believes that the globalization of clinical research and development activities has increased the demand for CRO services.

     Increasingly Complex and Stringent Regulation; Need for Technological Capabilities. Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of data required for regulatory filings and escalated the demand for data collection and analysis during the drug development process. In addition, over the last ten years the average number of clinical trials per new drug application has approximately doubled, and the average number of patients participating in those trials has increased approximately 25%. In recent years, the FDA and corresponding regulatory agencies of Canada, Japan and the EC have commenced discussions to develop common standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Further, the FDA encourages the use of computer-assisted filings in an effort to expedite the approval process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to CROs to take advantage of their data management expertise, technological capabilities and global presence.

     Escalating Research and Development Expenditures. Research and development expenditures in 1995 for the top 50 pharmaceutical companies in the world (as measured by such expenditures) increased approximately 10% from the previous year. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. The cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease and osteoporosis is higher because the treatments must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and to determine any possible long-term side effects.

     Reducing Drug Development Time Requirements. Pharmaceutical and biotechnology companies face increased pressure to bring new drugs to market in the shortest possible time, thereby reducing costs, maintaining market share and accelerating realization of revenue. Currently, successful development of a new drug takes approximately eight to twelve years, a significant portion of a drug's seventeen-year period for protection under United States patent laws. Certain clients of the Company have expressed a desire to reduce this time to approximately five to seven years. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs are often able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct preclinical and all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs. The Company believes this approach may result in shorter overall development times. In anticipation of this trend, the Company has established itself as a firm capable of taking a pharmaceutical from its initial testing through its licensing for commercialization.

     New Drug Development Pressures. The Company believes that R&D expenditures have increased as a result of the constant pressure to develop and patent products, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions. In response to this pressure, pharmaceutical and biotechnology companies are outsourcing preclinical and clinical trials in order to use their own resources to develop additional drugs.

     Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it which require FDA approval have grown substantially over the past decade. Many biotechnology companies have chosen not to expend resources to develop sufficient staff or expertise to conduct clinical trials in-house, but rather have utilized providers such as CROs to perform these services.

     As the use of CROs increases, so do the demands placed upon CROs like ClinTrials that provide a broad range of services in multiple countries for larger clients. For example, larger CROs generally remain competitive by sustaining internal growth and by opening offices in additional countries in order to have a presence near either a client or a large test site. Increasingly, large clients require CROS to meet certain credit-worthiness standards. As a result of these factors, CROs such as ClinTrials have experienced an increasing demand for working capital and strong balance sheets in order to maintain their competitive standing within the industry.

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

     Provide Comprehensive Preclinical and Clinical Research Services. The Company offers a broad range of clinical research services and believes that its knowledge and experience in all stages of clinical research enhance its credibility with prospective clients. The Company has the capability to provide a full range of preclinical and clinical services on a turnkey basis, which the Company believes can be especially important to clients without significant relevant regulatory expertise, such as biotechnology companies and international pharmaceutical companies seeking to enter new geographic markets. To meet the needs of specific clients, the Company offers its services separately or as an integrated package. This allows a client to use the Company to design a protocol, conduct a trial, analyze the results of one or more trials, prepare and submit a new drug application or computer-assisted filing to the FDA, or for any combination of these services. This approach enables the Company to respond to clients' requirements with flexibility and also allows it to establish a relationship with a new client with a particular service that may in turn lead to larger, more comprehensive projects. In addition, the Company believes its preclinical capabilities will increase the prospect of being awarded contracts for later stage testing after satisfactory completion of the preclinical tests.

     Pursue Strategic Alliances. In these arrangements, the client agrees to provide the Company with a minimum level of revenue and is guaranteed adequate staffing over a multi-year period. The Company believes this type of arrangement results in more predictable pricing to the client and more efficient management of the Company's resources, and potentially increases the amount of work outsourced to the Company by the strategic partner. In the past three years, the Company has entered into strategic alliances with Baxter Healthcare Corporation, Novartis Pharmaceuticals Corporation, SmithKline Beecham Corporation and Glaxo Wellcome. In addition, the Company's preclinical subsidiary has "preferred provider" relationships, which, in contrast to strategic alliances, are noncontractual, informal relationships in which the client makes the Company among its first choices of testing service providers.

     Expand International Presence. The Company provides clinical research and development services to major United States and European pharmaceutical and biotechnology companies. The Company conducts multi-national clinical trials designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that this experience is a competitive advantage, as pharmaceutical and biotechnology companies increasingly are pursuing regulatory approvals simultaneously in multiple countries. The Company has recently increased and strengthened its European management team and increased its office space in Maidenhead, England and Brussels, Belgium to provide more comprehensive services to its United States clients doing business abroad and to better market its services to existing and potential European clients. During 1996, the Company expanded its geographic reach by opening trials management offices in Australia, France, Israel and Chile, and now delivers services in over 30 countries.

     Develop Capabilities in Emerging Areas. The Company attempts to establish study protocols and expertise in a therapeutic area prior to the formal announcement of a new product by a pharmaceutical or biotechnology company. Manufacturers prefer to outsource to CROs that already have knowledge and have developed testing models in the relevant area and that can therefore more quickly begin the new drug application process. The Company learns of promising research and potential new products by attending conferences, reading scientific literature and by networking with industry experts, academics, manufacturers' representatives and others.

     Invest in Information Systems Technology. The Company maintains a commitment to investment in technology with a focus on management information systems. The Company has invested heavily in improving its standard operating procedures, in continuous reengineering of the workflow processes and in the infrastructure required to support the creation, maintenance and statistical analysis of highly sophisticated databases. In particular, the Company has: (i) extended its wide area communications network to include all Company locations, enabling multi-national project teams to coordinate their activities on global, multi-site programs; (ii) supplemented its existing suite of clinical database tools with the implementation of industry-standard data management software;
(iii) implemented new project tracking systems internationally as well as reengineered processes to reduce project set-up time; (iv) completed major investments in computer hardware, including processors and disk storage systems, which tripled its capacity to process study data; and (v) increased its management, biostatistics and information systems team to more than 300 employees, one of the largest such groups in the industry. The Company intends to continue to improve its management information systems with significant capital expenditures anticipated in 1997.

     Broaden Therapeutic Expertise. Prior working knowledge in specific therapeutic areas is a highly valued criterion by which many decisions to work with a CRO are made. ClinTrials has experience in a broad range of therapeutic areas and is continuing to expand its ability and experience in more therapeutic areas. ClinTrials has demonstrated depth and high quality performance in the following areas: anti-viral infectious diseases, cardiology, central nervous system, gastroenterology, endocrinology, respiratory and urology, osteoporosis evaluation, cardiovascular pharmacology, biomaterials testing, bio-marker assays and infusion delivery. The Company is a leader in the investigation of blood substitutes and protease inhibitors and in the conducting of megatrials (trials involving more than 1,000 participants).

     Increase Client Base and Number of Contracts. ClinTrials' strategy is to seek contracts with new clients and new contracts with existing clients in different therapeutic areas and cross-sell other services to existing clients.

     Pursue Selected Acquisitions. The Company plans to pursue strategic acquisitions of selected CROs or related businesses that provide one or more of the following: complementary services, expanded geographic presence, new therapeutic expertise or complementary client bases.

SERVICES

     The Company's services and related products include preclinical and clinical trials management services, clinical data management and biostatistical services, and product registration services. The Company's services can be provided separately or as an integrated package. Services from each of these categories can be utilized for the development and execution of a turnkey NDA.

     Preclinical Trials. The Company designs and conducts preclinical research programs, based principally upon animal models, that generate the data required to establish safe starting dosages and the potential efficacy of a product in humans, and to determine organ toxicity and other potential risks of human usage. Preclinical trial reports are submitted to regulatory authorities in support of an application to initiate clinical testing in humans. The Company also offers analytical laboratory services including assessment of product concentration in suspensions, solutions, animal feed and plasma radiometric determination in metabolite profiling of biological tissues, and radiopurity assessment of dose solution.

     Clinical Trials Management Services. The Company offers complete services for the design, placement, performance and management of clinical trial programs, a critical element in obtaining regulatory approval for drugs and medical devices. The Company has performed services in connection with trials in many therapeutic areas. The Company's multi-disciplinary clinical trials group has the ability to examine a product's existing preclinical and clinical data for the purposes of designing protocols for clinical trials in order to ascertain evidence of the product's safety and efficacy.

     The Company manages every aspect of trials in Phases I through IV, including design of operations manuals, identification and recruitment of trial investigators, initiation of sites, monitoring for strict adherence to GCP, site visits to ensure compliance with protocol procedures and proper collection of data, interpretation of trial results and report preparation. Substantially all of the Company's current clinical projects involve Phase II, III or IV clinical trials, which, in most cases, are significantly larger and more complex than Phase I trials.

     In the CRO industry trials involving tests on over 1,000 patients over a period of several years at multiple sites are becoming more routine. These trials have resulted from the drug companies' emphasis on treating and curing chronic disorders and the resulting need to thoroughly test large numbers of patients for long-term side effects of new drugs. The Company is experienced in managing such trials and actively markets its abilities in this area.

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

     The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services and used to monitor Phases I through IV rather than just one phase. This packaging permits a faster and less costly clinical trial process, as the data are collected and analyzed more rapidly and the decision to move to the next phase can be made more quickly. Although the Company believes that many pharmaceutical companies treat each phase as a distinct trial, the Company is emphasizing its "entire process" approach in its marketing efforts. Currently, a significant portion of these services are utilized by clients to process data that have previously been collected either by the client itself or by another CRO as part of a distinct phase in the drug development process.

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

CLIENTS AND MARKETING

     The Company has served many of the leading pharmaceutical companies in the United States and the EC. The Company's clients include the ten largest pharmaceutical companies in the world. The Company's clients also include companies in the biotechnology and medical device industries. For the year ended December 31, 1996, the Company recognized revenue on contracts with 114 clients. During 1996, approximately 83% of the Company's net service revenue was derived from pharmaceutical companies, 15% from biotechnology companies and 2% from medical device companies. In 1995, such companies contributed 88%, 10%, and 2% of net service revenue, respectively.

     The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry. During 1996, the Company generated approximately 23% of its net service revenue from SmithKline Beecham Corporation. No other client represented 10% or more of the Company's net revenue in 1996. The Company's contracts are entered into with numerous therapeutic areas or divisions within each client and frequently involve different decision makers. Thus, there is a reduced likelihood that the Company would simultaneously lose all contracts with any single client.

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

BACKLOG

     Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 1994, 1995, and 1996, the Company's backlog was $71.1 million, $90.2 million and $140.7 million, respectively. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

COMPETITION

     The Company competes primarily against pharmaceutical companies' own in-house research departments, other CROs, universities and teaching hospitals. The CRO industry is highly fragmented, with approximately 20 full-service CROs and many small, limited-service providers. In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The Company's largest competitors include Covance (formerly a division of Corning, Inc.), PPD Pharmaco, Inc., Parexel International Corp., and Quintiles Transnational Corp. The recent trend toward industry consolidation is likely to result in heightened competition among the larger CROs. Although the financial costs of entry into the industry are relatively low, the larger CROs are increasingly required to have substantial amounts of working capital in order to sustain internal growth and international expansion, and to meet the credit-worthiness standards of their larger clients. The Company believes that clients choose a CRO based on several factors, the most important of which is the quality of the work performed for existing clients. Other important factors include references from existing clients, trials management experience in and scientific knowledge of specific therapeutic areas, the price for the services performed, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical data bases, and the ability to hire and retain qualified investigators. The Company believes that it competes favorably in these areas.

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

POTENTIAL LIABILITY AND INSURANCE

     The Company monitors the testing of new drugs on human volunteers pursuant to study protocols in clinical trials. Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, many of whom are seriously ill and are a great risk of further illness or death as a result of factors other than their participation in a trial. Additionally, although the Company's employees do not have direct contact with the participants in a clinical trial, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to such persons. As a result, the Company could be held liable for bodily injury, death, pain and suffering, loss of consortium, other personal injury claims and medical expenses arising from any professional malpractice of such physicians. The Company maintains insurance to cover malpractice liability of physicians who are employees or consultants of the Company. To date, the Company has not received any claims resulting from either the testing of new drugs or professional malpractice.

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

EMPLOYEES

     At December 31, 1996, the Company had 1,632 employees, of which 53 held Ph.D. or M.D. degrees, 9 held D.V.M. degrees, and 114 others held masters degrees. Approximately 49% of the Company's employees are located in the United States, 36% are located in Canada, and the remaining 15% are located in Europe. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

     The Company both owns and leases its facilities. The Company's headquarters are located in Nashville, Tennessee. Additionally, the Company has offices in Research Triangle Park, North Carolina; Lexington, Kentucky; Maidenhead, England; Brussels, Belgium; Melbourne, Australia; Santiago, Chile; Paris, France; and Jerusalem, Israel. The Company utilizes both owned and leased laboratory and office space in Senneville, Quebec.

     The Company believes that the space leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic areas. The expiration dates of the leases range from 1998 to 2012.

     In 1995, the Company agreed to lease space in a building to be constructed in Nashville, Tennessee. In 1997, the Company will move its Nashville operations and corporate headquarters into the new building.

     In 1996, the Company agreed to lease approximately 151,000 square feet in a building to be constructed in Cary, North Carolina. Upon its completion in 1998, the Company will move its Research Triangle Park operations into the new building.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, there are currently no proceedings to which the Company is a party that will have a material adverse effect upon its operations or financial condition.

     In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's subsidiary in the approximate amount of $586,000 plus interest to accrue from September 1991. The customer has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay this claim. The preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company believes it is, under certain circumstances and subject to certain limitations, entitled to indemnification from a prior transferor for a portion of this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "CCRO". On March 14, 1997, the last reported sale price for the Common Stock on Nasdaq was $9.37. As of December 31, 1996, the Company had approximately 215 holders of record of the Common Stock and the Company estimates an additional 4,600 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated, as adjusted for a 3-for-2 stock split on November 25, 1996:

                                                              HIGH     LOW
                                                              -----   -----
1995
  First Quarter.............................................   8.67    6.00
  Second Quarter............................................   9.00    6.92
  Third Quarter.............................................  13.50    8.67
  Fourth Quarter............................................  14.08   11.33
1996
  First Quarter.............................................  23.75   13.00
  Second Quarter............................................  33.67   22.67
  Third Quarter.............................................  32.75   20.00
  Fourth Quarter............................................  29.17   16.88
1997
  First Quarter (Through March 14)..........................  32.00    7.75

     The Company has paid no dividends since inception.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Information concerning this Item is incorporated herein by reference to
page 8 of   the Company's Annual Report to its stockholders for the fiscal year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information concerning this Item is incorporated herein by reference to pages 9 through 12 of the Company's Annual Report to its stockholders for the fiscal year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information concerning this Item is incorporated herein by reference to pages 13 through 23 of the Company's Annual Report to its stockholders for the fiscal year ended December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements of the Company and its subsidiaries required to be included in Part II, Item 8 are incorporated by reference to the Company's Annual Report to stockholders for the fiscal year ended December 31, 1996.

     (a)(2) and (d) Schedule VIII -- Valuation and Qualifying Accounts (filed as
Exhibit 99 hereto).

     (a)(3) and (c) Exhibits.

 3.1     --   Restated Certificate of Incorporation, as amended, of the
              Registrant (incorporated by reference to Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1993).
 3.2     --   Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No.
              33-69586 on Form S-1)
 4.1     --   Restated Certificate of Incorporation, as amended, of the
              Registrant (see Exhibit 3.1)
 4.2     --   Restated Bylaws of the Registrant (see Exhibit 3.2)
 4.3     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1993).
10.1     --   Executive Compensation Plans and Arrangements
              (a) Form of Employment Agreement between the Registrant and certain of its officers
              (b) Employment Agreement between the Company and Michael F.
                  Anckorn
10.2     --   Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit
              10.2 to the Company's Registration Statement No. 33-69586 on
              Form S-1)
10.3     --   1989 Stock Option Plan, as amended (incorporated by
              reference to Exhibit 10.5 to the Company's Registration
              Statement No. 33-69586 on Form S-1)
10.4     --   Amendment No. 4 to 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1994)
10.5     --   Profit Sharing 401(k) Plan (incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement No.
              33-69586 on Form S-1)
10.6     --   Lease Agreements for the Registrant's Nashville, Tennessee
              office space (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-69586 on Form
              S-1)
10.7     --   Lease Agreements for the Registrant's Research Triangle
              Park, North Carolina office space (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No.
              33-69586 on Form S-1)
10.7.1   --   Sublease Agreement dated June 3, 1994 for additional space in Research Triangle Park, North Carolina (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)
10.8     --   Lease Agreement for the Registrant's Lexington, Kentucky
              office space (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-69586 on Form
              S-1)
10.9     --   Lease Contract for the Registrant's Brussels, Belgium office space (incorporated by reference to Exhibit 10.13 to the
              Company's Registration Statement No. 33-69586 on Form S-1)
10.10    --   Agreement for Lease for the Registrant's Maidenhead, England
              office space (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-69586 on Form
              S-1)
10.11    --   Second Amended and Restated Loan and Security Agreement
              dated December 8, 1993 by and between NationsBank of
              Tennessee, N.A., the Registrant and its subsidiaries
              (incorporated by reference to Exhibit 10.11 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1993).

10.12    --   Lease Agreement dated December 19, 1995 for future
              headquarters space in Nashville, Tennessee (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1995).
10.13    --   Asset Purchase Agreement among Bio-Research Laboratories
              Ltd., certain shareholders thereof, and the Company
              (incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 1996)
10.14    --   Lease dated September 30, 1996 for new offices (commencing in 1998) in Cary, North Carolina
11       --   Statement re computation of per share earnings
13       --   Pages 8 through 23 of Annual Report to Stockholders for fiscal year ended December 31, 1996
21       --   List of Subsidiaries of the Registrant
23       --   Consent of Ernst & Young LLP
27       --   Financial Data Schedule (for SEC use only)
99       --   Schedule VIII -- Valuation and Qualifying Accounts.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLINTRIALS RESEARCH INC.

                                          By: /s/ William C. O'Neil, Jr.
                                          --------------------------------------
                                            William C. O'Neil, Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

/s/ William C. O'Neil, Jr.                               Chairman of the Board            March 31, 1997
-----------------------------------------------------    President and Chief
               William C. O'Neil, Jr.                    Executive Officer
                                                         (Principal
                                                         Executive Officer)

/s/ Mary A. Chaput                                       Chief Financial Officer and      March 31, 1997
-----------------------------------------------------    Secretary (Principal
                   Mary A. Chaput                        Financial
                                                         and Accounting Officer)

/s/ Edward G. Nelson                                     Director                         March 31, 1997
-----------------------------------------------------
                  Edward G. Nelson

/s/ Thomas G. Cigarran                                   Director                         March 31, 1997
-----------------------------------------------------
                 Thomas G. Cigarran

/s/ Richard J. Eskind                                    Director                         March 31, 1997
-----------------------------------------------------
                  Richard J. Eskind

/s/ Irwin B. Eskind, M.D.                                Director                         March 31, 1997
-----------------------------------------------------
                Irwin B. Eskind, M.D.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                   EXHIBITS
-------                                  --------
 3.1      --   Restated Certificate of Incorporation, as amended, of the
               Registrant (incorporated by reference to Exhibit 3.1 to the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1993)
 3.2      --   Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No.
               33-69586 on Form S-1)
 4.1      --   Restated Certificate of Incorporation, as amended, of the
               Registrant (see Exhibit 3.1)
 4.2      --   Restated Bylaws of the Registrant (see Exhibit 3.2)
 4.3      --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's annual Report on Form 10-K for the year ended December 31, 1993)
10.1      --   Executive Compensation Plans and Arrangements
               (a) Form of Employment Agreement between the Registrant and certain of its officers
               (b) Employment Agreement between the Company and Michael F.
                   Anckorn
10.2      --   Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit
               10.2 to the Company's Registration Statement No. 33-69586 on
               Form S-1)
10.3      --   1989 Stock Option Plan, as amended (incorporated by
               reference to Exhibit 10.5 to the Company's Registration
               Statement No. 33-69586 on Form S-1)
10.4      --   Amendment No. 4 to 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994)
10.5      --   Profit Sharing 401(k) Plan (incorporated by reference to
               Exhibit 10.6 to the Company's Registration Statement No.
               33-69586 on Form S-1)
10.6      --   Lease Agreements for the Registrant's Nashville, Tennessee
               office space (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-69586 on Form
               S-1)
10.7      --   Lease Agreements for the Registrant's Research Triangle
               Park, North Carolina office space (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No.
               33-69586 on Form S-1)
10.7.1    --   Sublease Agreement dated June 3, 1994 for additional space in Research Triangle Park, North Carolina (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)
10.8      --   Lease Agreement for the Registrant's Lexington, Kentucky
               office space (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-69586 on Form
               S-1)
10.9      --   Lease Contract for the Registrant's Brussels, Belgium office space (incorporated by reference to Exhibit 10.13 to the
               Company's Registration Statement No. 33-69586 on Form S-1)
10.10     --   Agreement for Lease for the Registrant's Maidenhead, England
               office space (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-69586 on Form
               S-1)


EXHIBIT
NUMBER                                   EXHIBITS
-------                                  --------
10.11     --   Second Amended and Restated Loan and Security Agreement
               dated December 8, 1993 by and between NationsBank of
               Tennessee, N.A., the Registrant and its subsidiaries
               (incorporated by reference to Exhibit 10.11 to the Company's
               Annual Report on Form 10-K for year ended December 31, 1994)
10.12     --   Lease Agreement dated December 19, 1995 for future
               headquarters space in Nashville, Tennessee (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995)
10.13     --   Asset Purchase Agreement among Bio-Research Laboratories
               Ltd., certain shareholders thereof, and the Company
               (incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 1996)
10.14     --   Lease dated September 30, 1996 for new offices (commencing in 1998) in Cary, North Carolina
11        --   Statement re: computation of per share earnings
13        --   Pages 8 through 23 of Annual Report to stockholders for
               fiscal year ended December 31, 1996
21        --   List of Subsidiaries of the Registrant
23        --   Consent of Ernst & Young LLP
27        --   Financial Data Schedule (for SEC use only)
99        --   Schedule VIII -- Valuation and Qualifying Accounts