Form 10-Q
period 1997-03-31
CLINTRIALS RESEARCH INC
filed 1997-05-15
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ___________________ TO _______________________

COMMISSION FILE NUMBER 33-69586

                            CLINTRIALS RESEARCH INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                         62-140601
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification Number)

                            20 Burton Hills Boulevard
                                    Suite 500
                           Nashville, Tennessee 37215
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of April 24, 1997, there were 17,879,408 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.............................................................1
          Item 1.  Financial Statements (Unaudited).......................................1
          Condensed Consolidated Balance Sheets...........................................1
          Condensed Consolidated Statements of Operations.................................2
          Condensed Consolidated Statements of Cash Flows.................................3
          Notes to Condensed Consolidated Financial Statements............................4
          Item 2.  Management's Discussion and Analysis of Financial Conditions and
             Results of Operations........................................................5

PART II.  OTHER INFORMATION..............................................................12
          Item 5.  Other Information.....................................................12
          Item 6.  Exhibits and Reports on Form 8-K......................................12

SIGNATURES...............................................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED)

ClinTrials Research Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share data)

                                                         December 31,     March 31,
                                                            1996           1997
                   Assets                                  (Note)       (Unaudited)
                                                         ------------    ----------
Current assets:
   Cash and cash equivalents                               $ 38,087       $ 27,726
   Accounts receivable                                       37,270         40,809
   Advanced payments to investigators                           549            263
   Deferred income taxes                                      2,361          2,211
   Other current assets                                       3,028          2,907
                                                           --------       --------
Total current assets                                         81,295         73,916

Property, Plant and Equipment:
   Land, buildings and leasehold improvements                17,448         17,476
   Equipment                                                 20,493         22,018
   Furniture and fixtures                                     4,415          4,635
                                                           --------       --------
                                                             42,356         44,129
  Less accumulated depreciation and amortization              8,265          9,408
                                                           --------       --------
                                                             34,091         34,721

Other assets:
   Excess of purchase price over net assets acquired         41,493         40,773
   Other assets                                                  74             99
                                                           --------       --------
                                                             41,567         40,872
                                                           --------       --------
                                                           $156,953       $149,509
                                                           ========       ========

           Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                        $  6,133       $  4,237
   Advance billings                                          14,797          9,074
   Payables to investigators                                  1,336          3,475
   Accrued expenses                                           4,397          3,567
   Income Taxes Payable                                       2,286          1,595
                                                           --------       --------
Total current liabilities                                    28,949         21,948

Deferred income taxes                                         2,602          2,398

Commitments and contingencies                                  --             --

Stockholders' equity
   Preferred Stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued or outstanding              --             --
   Common Stock, $.01 par value - 30,000,000 shares
      authorized; issued and outstanding 17,864,258
      and 17,871,369 in 1996 and 1997, respectively             179            179
   Additional paid-in capital                               126,775        126,819
   Retained earnings (deficit)                               (2,535)        (1,787)
   Cumulative foreign currency translation adjustments          983            (48)
                                                           --------       --------
Total stockholders' equity                                  125,402        125,163
                                                           --------       --------
                                                           $156,953       $149,509
                                                           ========       ========

            See notes to condensed consolidated financial statements
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

                                                                Three Months
                                                               Ended March 31,
                                                           -----------------------
                                                             1996           1997
                                                           --------       --------
Revenues:
   Service revenue                                         $ 26,397       $ 37,277
   Less subcontract costs                                     8,727          8,674
                                                           --------       --------
Net service revenue                                          17,670         28,603

Operating costs:
   Direct costs                                              10,526         17,884
   Selling, general and administrative costs                  4,750          8,896
   Depreciation and amortization                                700          1,294
                                                           --------       --------
   Income from operations                                     1,694            529

Other income (expense):
   Interest income                                              215            353
   Interest expense                                             (14)           (11)
                                                           --------       --------

Income before income taxes                                    1,895            871
Provision for income taxes                                      782            123
                                                           --------       --------
Net income                                                 $  1,113       $    748
                                                           ========       ========


Earnings per common and common equivalent share:

   Net income                                              $   0.08       $   0.04
                                                           ========       ========

Weighted average shares outstanding (see exhibit 11)         13,778         18,272


            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except for share data)

                                                                     Three Months
                                                                    Ended March 31,
                                                                -----------------------
                                                                  1996           1997
                                                                --------       --------
Net income                                                      $  1,113       $    748
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
   Depreciation and amortization                                     700          1,533
   Change in operating assets and liabilities                       (728)       (10,187)
   Other operating activities                                        (34)          (400)
                                                                --------       --------
Net cash provided by (used in) operating activities                1,051         (8,306)

Cash flows from investing activities:
   Purchasing of property, plant and equipment (net)              (1,331)        (2,099)
                                                                --------       --------
Net cash used in investing activities                             (1,331)        (2,099)

Cash flows from financing activities:
   Proceeds from issuance of common stock                             80             44
                                                                --------       --------
Net cash provided by (used in) financing activities                   80             44
                                                                --------        -------
Net increase (decrease) in cash and cash equivalents                (200)       (10,361)
Cash, cash equivalents, and held-to-maturity securities at
   beginning of period                                            17,031         38,087
                                                                --------       --------
Cash, cash equivalents, and held-to-maturity securities at
   end of period                                                $ 16,831       $ 27,726
                                                                ========       ========

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - Earnings per Share

     The earnings per share calculations for the three-month period ending March 31, 1997 are based on 17,867,450 weighted average shares outstanding plus 404,562 common stock equivalent shares related to the 1989 Stock Option Plan. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on Nasdaq National Market Issues System under the symbol "CCRO".

Note 3 - Acquisition

     On July 31, 1996, the Company purchased for $65 million in cash all of the assets and assumed certain liabilities (the "Acquisition") of Bio-Research Laboratories Ltd. of Montreal, Quebec ("Bio-Research"). The Acquisition was financed with the proceeds of a public offering of 4,485,000 shares of the Company's common stock at $20 per share on July 24, 1996 (as adjusted for the Company's 3-for-2 stock split). Net proceeds to the Company from the offering were approximately $84.9 million, $65 million of which was used to fund the Acquisition. The operations of Bio-Research are included in the Company's results of operations from the date of Acquisition.

     The Acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their fair values. The purchase price allocation was as follows (in thousands):

     Current assets                                                 $16,468
     Current liabilities assumed                                     (9,635)
     Property, Plant and Equipment                                   23,141
     Excess purchase price over net assets acquired                  35,026
                                                                    -------
                                                                    $65,000
                                                                    =======

     The following represents the unaudited pro forma results of operations with increased amortization of intangible assets as if the Acquisition had occurred as of January 1, 1996, as compared to actual results for the period ended March 31, 1997 (in thousands, except for per share data):

                                                               Three Months
                                                              Ended March 31,
                                                           1996           1997
                                                          -------        -------
     Net service revenue                                  $23,994        $28,603
     Income before tax                                      2,017            871
     Net income                                             1,411            748
     Earnings per common and common equivalent
       share                                              $  0.08        $  0.04
     Weighted average shares outstanding                   17,028         18,272

     The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the pro forma period actually presented, and is not intended to be a projection of future results or trends.

Note 4 - Stock Split

     On October 25, 1996, the Board of Directors declared a 3-for-2 stock split to be effected in the form of a stock dividend of one-half share for each share of Company common stock outstanding as of the record date, November 11, 1996. The dividend was distributed to shareholders on November 25, 1996. Earnings per common and common equivalent share referred to in the financial statements and notes hereto have been adjusted retroactively to give effect to the stock split.

Note 5 - FAS 128

     In February 1997, the Financial Accounting Standards Board issued STATEMENT No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The information set forth and discussed below for the three-month period ended March 31, 1997 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of the results expected during other quarters or for the entire year.

OVERVIEW

     The Company is a full-service contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services and offers product registration services throughout the United States, Canada and Europe. The Company generates substantially all of its revenue from the preclinical and clinical testing of new pharmaceutical and biotechnology products.

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

     Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. At March 31, 1997, backlog was approximately $102.1 million, as compared to approximately $98.8 million at March 31, 1996. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

     The Company's core business in the United States has experienced considerable growth, reflecting both an expansion of the Company's client base and an increase in the number of projects under management. During 1996, the Company expanded its ability to perform international clinical trials by opening offices in Australia, Chile, France, and Israel. The Company plans to continue to develop these and other operations abroad. This will require additional investments in marketing and infrastructure and may include the establishment of other new offices. Currently, the Company anticipates each new office will incur losses through its first twelve months of operations.

     Contracts between the Company's subsidiaries (primarily in Canada and to a lesser extent in the United Kingdom) and their clients may be denominated in a currency other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of the subsidiary, such subsidiaries' earnings related to these contracts could be affected by fluctuations in exchange rates. Generally, the Company attempts to contractually limit its future foreign exchange risks with its clients. In addition, the Company may use future foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The Company expects its subsidiaries located outside the United States to generate over 40% of its net revenue beginning in 1997, at least half of which will be generated by the Company's Canadian subsidiary. Therefore, fluctuations in exchange rates may have a material affect on the earnings of the Company.

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

RESULTS OF OPERATIONS

     Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     Net service revenue increased 61.9% to $28.6 million in the first quarter of 1997 from $17.7 million in the same period of 1996. Excluding $8.9 million of revenue recognized in the first quarter of 1997 related to Bio-Research (acquired July 31, 1996) net service revenue increased 11.5%. This increase resulted primarily from an increase in the number of contracts under management and in the number of clients served. The backlog at March 31, 1997 was $102.1 million, representing 407 contracts from 113 clients, as compared to $98.8 million at March 31, 1996, representing 217 contracts from 58 clients. In February, the Company experienced the cancellation of three projects with total backlog of approximately $27 million which followed similar project cancellations of $10 million in the fourth quarter of 1996. None of the cancellations were related to service or quality problems.

     Direct costs increased 69.9% to $17.9 million in the first quarter of 1997 from $10.5 million in the same period of 1996, and increased as a percentage of net service revenue to 62.5% from 59.6%. Direct costs, as a percentage of net revenue, may fluctuate from one period to the next based on the mix of contracts in the backlog as of any given date. In addition, direct costs may fluctuate due to changes in labor and facility utilization resulting from the growth the Company has experienced.

     Selling, general and administrative costs increased 87.3% to $8.9 million in the first quarter of 1997 from $4.8 million in the same period of 1996, and increased as a percentage of net service revenue to 31.1% from 26.9%. The increase as a percentage of net revenue is primarily attributable to the inclusion of Bio-Research and the relatively lower levels of revenue resulting from the project cancellations discussed above. Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

     Depreciation and amortization expense increased 84.9% to $1.3 million in the first quarter of 1997 compared to $700,000 in the same period of 1996.

     Interest income, net of interest expense, increased to $342,000 in the first quarter of 1997 from $201,000 in the same period of 1996.

     Consolidated income before income taxes decreased to $871,000 in the first quarter of 1997 from $1.9 million in the same period of 1996. The provision for income taxes was $123,000 in the first quarter of 1997 as compared to $782,000 in the same period of 1996 resulting in effective tax rates of 14% and 41%, respectively. The significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, research and development tax credits generated by the Company's Canadian subsidiary, tax-exempt interest income, nondeductible amortization of goodwill, and foreign net operating losses not previously recognized. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary operating cash needs on both a short-term and long-term basis are the payment of salaries, office rent and travel expenses, as well as capital expenditures. Capital expenditures have primarily been made for computer system additions and upgrades and computer equipment for new employees. Capital expenditures were $2.0 million in 1994, $3.8 million in 1995, $7.3 million in 1996, and are estimated to be $11.0 million in 1997. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its Credit Facility as defined below. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract payments by the Company's clients vary according to the terms of each contract.

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

     The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on negotiated performance requirements. This has increased and, may continue to increase, days sales outstanding in accounts receivable. However, the Company does not expect this trend to have a significant impact on its ability to maintain its overall working capital. The number of days sales outstanding in accounts receivable was 86 days at March 31, 1997, 90 days at December 31, 1996, and 77 days at March 31, 1996. The number of days sales outstanding in accounts receivable net of advanced billings was 61 days at March 31, 1997, 52 days at December 31, 1996, and 6 days at March 31, 1996. The Company believes its days sales outstanding in accounts receivable to be comparable to the average for the CRO industry.

     During the three months ended March 31, 1997, net cash used by operating activities totaled $8.3 million, primarily due to an increase in accounts receivable of $3.5 million, a decrease in advance billings of $5.7 million, a decrease in accounts payable of $1.9 million and a decrease in other current liabilities of $1.5 million, which was partially offset by net income, net of non-cash expenses, of $2.2 million and an increase in net payables to investigators of $2.4 million.

     Cash used in investing activities of $2.1 million during the three months ended March 31, 1997 consisted principally of capital expenditures.

     The Company had cash, cash equivalents and held-to-maturity securities of $27.7 million at March 31, 1997 as compared to $16.8 million at March 31, 1996.

     The Company has domestic and foreign lines of credit ("Credit Facility") with banks totaling approximately $13.7 million. The lines are collateralized by the Company's assets and bear interest at the respective banks' prime interest rates. There were no borrowings outstanding under the lines of credit at March 31, 1997. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash, cash equivalents, held-to-maturity securities, cash flow from operations, and available borrowings under its Credit Facility. The Company estimates that such sources of cash will be sufficient to fund the

Company's current operations, including expansions of its foreign operations, at least through 1997, although some pressure on cash reserves is expected over the course of the year resulting from project cancellations discussed previously. There may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

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

                               CLINTRIALS RESEARCH INC.




Date: May 14, 1997             By:  /s/ William C. O'Neil, Jr.
                                    -------------------------------------------
                                    William C. O'Neil, Jr.
                                    Chairman of the Board, President,
                                    and Chief Executive Officer


Date: May 14, 1997              By: /s/ Mary A. Chaput
                                   --------------------------------------------
                                   Mary A. Chaput
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit No.                                                          Page
  ----------                                                           ----
      11        Computation of Earnings Per Common and                  E-1
                Common Equivalent Share

      27        Financial Data Schedule (for SEC use only)              E-3