Form 10-Q
period 1997-06-30
CLINTRIALS RESEARCH INC
filed 1997-08-14
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ---------------------

COMMISSION FILE NUMBER 33-69586

                            CLINTRIALS RESEARCH INC.

             (Exact name of registrant as specified in its charter)

               Delaware                                     62-1406017
     ----------------------------                      ---------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

                            20 Burton Hills Boulevard
                                    Suite 500
                           Nashville, Tennessee 37215
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
Yes  X  No
   ----    ----

As of July 31, 1997, there were 18,179,366 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets................................1
          Condensed Consolidated Statements of Operations:
            Three Months Ended June 30, 1996 and 1997..........................2
            Six Months Ended June 30, 1996 and 1997............................3
          Condensed Consolidated Statements of Cash Flows......................4
          Notes to Condensed Consolidated Financial Statements.................5
  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations................ ................................8

PART II. OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K...................................15

SIGNATURES....................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ClinTrials Research Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except for share data)


                                                   December 31,          June 30,
                                                       1996                1997
                                                   ------------         ---------
                           Assets
Current assets:
 Cash and cash equivalents                            $ 38,134           $ 27,067
 Accounts receivable                                    37,454             40,908
 Advance payments to investigators                         549              1,527
 Deferred income taxes                                   2,361              2,461
 Other current assets                                    3,028              2,951
                                                      --------           --------
Total current assets                                    81,526             74,914

Property, Plant and Equipment:
 Land, buildings and leasehold improvements             17,448             17,572
 Equipment                                              20,567             23,863
 Furniture and fixtures                                  4,429              4,875
                                                      --------           --------
                                                        42,444             46,310
 Less accumulated depreciation and amortization          8,321             10,785
                                                      --------           --------
                                                        34,123             35,525

Other assets:
 Excess of purchase price over net assets acquired      41,493             40,632
 Other assets                                               81                102
                                                      --------           --------
                                                        41,574             40,734
                                                      --------           --------
                                                      $157,223           $151,173
                                                      ========           ========

                Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                     $  6,470           $  5,910
 Advance billings                                       14,797             11,012
 Payables to investigators                               1,336              2,757
 Accrued expenses                                        4,712              3,733
 Income taxes payable                                    2,286              1,272
                                                      --------           --------
Total current liabilities                               29,601             24,684

Deferred income taxes                                    2,602              2,708

Commitments and contingencies                             --                  --

Stockholders' equity:
 Preferred Stock, $.01 par value - 1,000,000 shares
  authorized; no shares issued or outstanding             --                  --
 Common Stock, $.01 par value - 50,000,000 shares
  authorized; issued and outstanding 18,114,258 and
  18,178,107 in 1996 and 1997, respectively                181                182
 Additional paid-in capital                            126,773            127,131
 Retained earnings (deficit)                            (2,917)            (3,649)
 Cumulative foreign currency translation
  adjustments                                              983                117
                                                      --------           --------
Total stockholders' equity                             125,020            123,781
                                                      --------           --------
                                                      $157,223           $151,173
                                                      ========           ========


            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 1996 and 1997
(Unaudited)
(in thousands, except for earnings per share)


                                                               1996         1997
                                                             -------       ------

Revenue:
 Service revenue                                             $26,935      $30,629
 Less: Subcontractor costs                                     7,225        4,634
                                                             -------      -------
Net service revenue                                           19,710       25,995

Operating costs and expenses:
 Direct costs                                                 11,775       17,417
 Selling, general and administrative costs                     5,313        9,401
 Depreciation and amortization                                   755        1,355
                                                             -------      -------
Income (loss) from operations                                  1,867       (2,178)

Other income (expense):
 Interest income                                                 182          290
 Interest expense                                                (15)          (5)
                                                             -------      -------

Income (loss) before income taxes                              2,034       (1,893)
Provision (benefit) for income taxes                             853         (413)
                                                             -------      -------
Net income (loss)                                            $ 1,181      $(1,480)
                                                             =======      =======

Earnings (loss) per common and dilutive common equivalent
share:
  Net income (loss)                                          $  0.08      $ (0.08)
                                                             =======      =======

  Weighted average common and dilutive common equivalent
  shares outstanding (see exhibit 11)                         14,062       18,146




            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 1996 and 1997
(Unaudited)
(in thousands, except for earnings per share)

                                                                 1996      1997
                                                                ------    ------
Revenue:
 Service revenue                                               $53,649    $67,906
 Less: Subcontractor costs                                      15,953     13,308
                                                               -------    -------
Net service revenue                                             37,696     54,598

Operating costs and expenses:
 Direct costs                                                   22,594     35,301
 Selling, general and administrative costs                      10,179     18,297
 Depreciation and amortization                                   1,458      2,649
                                                               -------    -------
Income (loss) from operations                                    3,465     (1,649)

Other income (expense):
 Interest income                                                   399        643
 Interest expense                                                  (30)       (16)
                                                               --------   -------

Income (loss) before income taxes                                3,834     (1,022)
Provision (benefit) for income taxes                             1,635       (290)
                                                               -------    -------
Net income (loss)                                              $ 2,199    $  (732)
                                                               =======    =======

Earnings (loss) per common and dilutive common equivalent share:

  Net income (loss)                                            $  0.16    $ (0.04)
                                                               =======    =======
  Weighted average common and dilutive common equivalent
  shares outstanding (see exhibit 11)                           14,070     18,132

            See notes to condensed consolidated financial statements

ClinTrials Research Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1996 and 1997
(Unaudited)
(in thousands)


                                                                1996       1997
                                                               ------     ------

Net income (loss)                                              $ 2,199  $   (732)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                                  1,458     3,135
  Change in operating assets and liabilities                    (6,438)   (9,610)
  Other                                                           --          52
                                                               -------  --------
Net cash used in operating activities                           (2,781)   (7,155)

Cash flows from investing activities:
  Purchases of property, plant and equipment (net)              (3,345)   (4,252)
  Maturities of held-to-maturity securities                      1,524       --
                                                               -------  --------
Net cash used in investing activities                           (1,821)   (4,252)

Cash flows from financing activities:
  Proceeds from issuance of common stock                         1,330       359
                                                               -------  --------
Net cash provided by financing activities                        1,330       359
Effect of exchange rate changes on cash                             63       (19)
                                                               -------  --------

Net decrease in cash and cash equivalents                       (3,209)  (11,067)
Cash and cash equivalents at beginning of period                15,507    38,134
                                                               -------   -------
Cash and cash equivalents at end of period                     $12,298  $ 27,067
                                                               =======  ========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         On June 1, 1997, the Company completed a merger with Ovation Healthcare Research, Incorporated ("Ovation"), a privately held pharmacoeconomic and consulting firm based in Highland Park, Illinois. The Company issued 250,000 shares of its common stock in the merger transaction, which was accounted for as a pooling of interests and, accordingly, the accompanying condensed consolidated financial statements give retroactive effect to the merger and include the combined operations of the Company and Ovation.

Note 2 - Stock Split

         On October 25, 1996, the Company declared a 3-for-2 stock split to be effected in the form of a stock dividend of one-half share for each share of Company common stock outstanding as of the record date, November 11, 1996. The dividend was distributed to shareholders on November 25, 1996. Earnings per common and common equivalent share, stock option and market price data referred to in the financial statements and notes hereto have been adjusted retroactively to give effect to the stock split.

Note 3 - Earnings (Loss) per Share

         Loss per share for the three and six months ended June 30, 1997, is based on weighted average shares outstanding of 18,146,000 and 18,132,000, respectively, and does not include common stock equivalents as their effect would be anti-dilutive. For the three and six months ended June 30, 1996, dilutive common stock equivalents consisted of stock options representing 519,000 and 504,000 equivalent shares, respectively. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on Nasdaq National Market Issues System under the symbol "CCRO".

Note 4 - Provision (Benefit) for Income Taxes

         The effective tax benefit rate was 21.8% and 28.4% for the three and six months ended June 30, 1997, respectively, compared to an effective tax rate of 41.9% and 42.6% for the three and six months ended June 30, 1996, respectively. This decrease in the effective rate is primarily the result of foreign net operating losses not recognized, partially offset by research and development tax credits generated by the Company's Canadian subsidiary. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

Note 5 - Acquisition of Bio-Research

         On July 31, 1996, the Company purchased, for $65.0 million in cash, all of the assets and assumed certain liabilities (the "Acquisition") of Bio-Research Laboratories Ltd. of Montreal, Quebec ("Bio-Research"). The Acquisition was financed with the proceeds of a public offering of 4,485,000 shares of the Company's common stock at $20 per share on July 24, 1996 (as adjusted for the Company's 3-for-2 stock split). Net proceeds to the Company from the offering were approximately $84.9 million, $65.0 million of which was used to fund the Acquisition. The operations of Bio-Research are included in the Company's results of operations from the date of the Acquisition.

         The Acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their fair values. The purchase price allocation was as follows (in thousands):

         Current assets                                         $16,468
         Current liabilities assumed                             (9,635)
         Property, plant and equipment                           23,141
         Excess of purchase price over net assets acquired       35,026
                                                                -------
                                                                $65,000
                                                                =======

         The following represents the unaudited pro forma results of operations with increased amortization of intangible assets as if the acquisition had occurred as of January 1, 1996, as compared to actual results for the same periods in 1997 (in thousands, except earnings per share):

                                                     Three Months          Six Months
                                                     Ended June 30,       Ended June 30,
                                                    ----------------     ----------------
                                                     1996      1997        1996      1997
                                                    ------    ------      ------    ------
         Net service revenue                       $26,693    $25,995    $51,003   $54,598
         Income (loss) before income taxes           2,339     (1,893)     4,261    (1,022)
         Net income (loss)                           1,821     (1,480)     3,137      (732)

         Earnings (loss) per common and dilutive
           common equivalent share                 $  0.11    $ (0.08)   $  0.18   $ (0.04)

         Weighted average common and dilutive
           common equivalent shares outstanding     17,312     18,146     17,320    18,132

         The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the pro forma period actually presented, and is not intended to be a projection of future results or trends.

Note 6 - SFAS No. 128

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"). The Company will adopt SFAS No. 128 on December 31, 1997 and, accordingly, will report basic earnings
(loss) per share ("Basic EPS") and diluted earnings (loss) per share ("Diluted EPS"). Basic EPS will be based upon the weighted-average number of common shares outstanding, while Diluted EPS will also give effect to all dilutive potential common shares that are outstanding during the period. The impact of SFAS No. 128 on earnings (loss) per share is not expected to be material.

Note 7 - Contingencies

         In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $580,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         The information set forth and discussed below for the three and six-month periods ended June 30, 1997 and 1996 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

         Forward looking statements made in this document involve a number of risks and uncertainties, including but not limited to the Company's ability to obtain new business and to accurately estimate the timing of recognition of revenue in the backlog due to variability in size, scope and duration of projects, regulatory delays, study results which lead to reductions or cancellations of projects, and other decisions totally within the control of its clients.

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

         The Company's contracts are typically fixed priced, multi-year contracts that usually require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial.

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

         The Company's quarterly operating results may fluctuate as a result of factors such as delays experienced in implementing or completing particular clinical trials and termination of clinical trials, the costs associated with integrating acquired operations, foreign exchange fluctuations, as well as the costs associated with opening new offices. Since a high percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results that may be expected for other quarters or the entire year.

         Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. At June 30, 1997, backlog was approximately $106.8 million, as compared to approximately $102.1 million at March 31, 1997. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

         In late 1992, the Company began expanding its core European operation, which consists of offices in Maidenhead, UK and Brussels, Belgium. The Company further expanded its ability to perform international clinical trials by opening offices in Australia, Chile, France, and Israel in 1996 and Italy and Canada in 1997. The Company has made significant investments in the marketing and infrastructure of its core European operations; however, net revenue has not sufficiently grown to cover the increased expense levels and the Company is focused on generating new business while evaluating the current cost structure in Europe.

         Contracts between the Company's subsidiaries (primarily in Canada and to a lesser extent in the United Kingdom) and their clients may be denominated in a currency other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of the subsidiary, such subsidiaries' earnings related to these contracts could be affected by fluctuations in exchange rates. Generally, the Company attempts to contractually limit its future foreign exchange risks with its clients. In addition, the Company may use future foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The Company's subsidiaries located outside the United States generated approximately 45% of its net revenue for the six months ended June 30, 1997, over half of which was generated by the Company's Canadian subsidiary. Therefore, fluctuations in exchange rates may have a material effect on the earnings of the Company.

         The Company's condensed consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate section of stockholders' equity. Such adjustments may in the future be material to the Company's financial statements.

ACQUISITION OF BIO-RESEARCH AND MERGER WITH OVATION

         On July 31, 1996, the Company purchased, for $65.0 million in cash, all of the assets and assumed certain liabilities (the "Acquisition") of Bio-Research Laboratories Ltd. of Montreal, Quebec ("Bio-Research"). Bio-Research is a leading contract research organization which provides services to clients in the pharmaceutical, biotechnology, chemical and medical device industries. Bio-Research designs and conducts preclinical trials, based primarily upon animal models, that produce the data required to assess and evaluate efficacy in and potential risks to humans. The Acquisition was financed with the proceeds of a public offering of 4,485,000 shares of the Company's common stock at $20 per share on July 24, 1996 (as adjusted for the Company's 3-for-2 stock split). Net proceeds to the Company from the offering were approximately $84.9 million, $65.0 million of which was used to fund the Acquisition. The operations of Bio-Research are included in the Company's results of operations from the date of the Acquisition.

         On June 1, 1997, the Company completed a merger with Ovation Healthcare Research, Incorporated ("Ovation"), a privately held pharmacoeconomic and consulting firm based in Highland Park, Illinois. The Company issued 250,000 shares of its Common Stock in the merger transaction, which was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements give retroactive effect to the merger and include the combined operations of the Company and Ovation.

RESULTS OF OPERATIONS

         Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

         Net loss for the second quarter of 1997 was $1.5 million, or $0.08 per share, compared to net income in the same period of 1996 of $1.2 million or $0.08 per share. This decrease is primarily attributable to the cancellations of contracts, aggregating $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 and the underperformance of the European operations discussed previously. The decrease in backlog left the Company with unbillable resources related to those projects as well as a higher level of direct costs and selling, general and administrative expenses incurred to cover the expected higher revenue levels. None of the cancellations were related to service or quality problems. Backlog of future net revenue increased to $106.8 million (438 contracts from 121 clients) at June 30, 1997, compared to $102.1 million (407 contracts from 113 clients) at March 31, 1997; however, due to the mix of contracts in backlog and the underperformance of the European operations, the Company anticipates that revenue recognized for the remainder of 1997 will not be sufficient to cover expenses and the Company will report a loss for fiscal 1997. The Company is focusing its business development strategy on growing its core clinical business.

         Net service revenue increased 31.9% to $26.0 million in the second quarter of 1997 from $19.7 million in the same period of 1996. Excluding revenue recognized in the second quarter of 1997 related to Bio-Research (acquired July 31, 1996) net service revenue decreased 11.9%. This decrease resulted primarily from the cancellations of contracts previously discussed.

         Direct costs increased 47.9% to $17.4 million in the second quarter of 1997 from $11.8 million in the same period of 1996, and increased as a percentage of net service revenue to 67.0% from 59.7% due to unbillable resources resulting from the previously discussed project cancellations and underperformance of the European operations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs may fluctuate due to changes in labor and facility utilization.

         Selling, general and administrative costs increased 76.9% to $9.4 million in the second quarter of 1997 from $5.3 million in the same period of 1996, and increased as a percentage of net service revenue to 36.2% from 27.0%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and underperformance of the European operations discussed previously. Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

         Depreciation and amortization expense increased 79.5% to $1.4 million in the second quarter of 1997 compared to $755,000 in the same period of 1996. The increase is primarily attributable to amortization of goodwill and depreciation of property, plant, and equipment incurred in the acquisition of Bio-Research.

         Interest income, net of interest expense, increased to $285,000 in the second quarter of 1997 from $167,000 in the same period of 1996.

         The Company's benefit for income taxes was $413,000 in the second quarter of 1997 as compared to a provision of $853,000 in the same period of 1996. The effective tax benefit rate for the second quarter of 1997 was 21.8% compared to an effective tax rate of 41.9% in 1996. This decrease in the effective rate is primarily the result of foreign net operating losses not recognized, partially offset by research and development tax credits generated by the Company's Canadian subsidiary. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

         Six Months Ended June 30, 1997 Compared to Six Months Ended June 30,
         1996

         Net loss for the six months ended June 30, 1997 was $732,000, or $0.04 per share, compared to net income in the same period of 1996 of $2.2 million or $0.16 per share. This decrease is primarily attributable to the cancellations of contracts, aggregating $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 and the underperformance of the European operations discussed previously. The decrease in backlog left the Company with unbillable resources related to those projects as well as a higher level of direct costs and selling, general and administrative expenses incurred to cover the expected higher revenue levels. None of the cancellations were related to service or quality problems. Backlog of future net revenue increased to $106.8 million (438 contracts from 121 clients) at June 30, 1997, compared to $102.1 million (407 contracts from 113 clients) at March 31, 1997; however, due to the mix of contracts in backlog and the underperformance of the European operations, the Company anticipates that revenue recognized for the remainder of 1997 will not be sufficient to cover expenses and the Company will report a loss for fiscal 1997. The Company is focusing its business development strategy on growing its core clinical business.

         Net service revenue increased 44.8% to $54.6 million in the first six months of 1997 from $37.7 million in the same period of 1996. Excluding revenue recognized in the first six months of 1997 related to Bio-Research (acquired July 31, 1996) net service revenue decreased 1.7%. This decrease resulted primarily from the cancellations of contracts previously discussed.

         Direct costs increased 56.2% to $35.3 million in the first six months of 1997 from $22.6 million in the same period of 1996, and increased as a percentage of net service revenue to 64.7% from 59.9% due to unbillable resources resulting from the previously discussed project cancellations and underperformance of the European operations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs may fluctuate due to changes in labor and facility utilization.

         Selling, general and administrative costs increased 79.8% to $18.3 million in the first six months of 1997 from $10.2 million in the same period of 1996, and increased as a percentage of net service revenue to 33.5% from 27.0%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and underperformance of the European operations discussed previously. Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

         Depreciation and amortization expense increased 81.7% to $2.6 million in the first six months of 1997 compared to $1.5 million in the same period of 1996. This increase is primarily attributable to amortization of goodwill and depreciation of property, plant and equipment incurred in the acquisition of Bio-Research.

         Interest income, net of interest expense, increased to $627,000 in the first six months of 1997 from $369,000 in the same period of 1996.

         The Company's benefit for income taxes was $290,000 in the first six months of 1997 as compared to a provision of $1.6 million in the same period of 1996. The effective tax benefit rate for the first six months of 1997 was 28.4% compared to an effective tax rate of 42.6% in 1996. This decrease in the effective rate is primarily the result of foreign net operating losses not recognized, partially offset by research and development tax credits generated by the Company's Canadian subsidiary. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary operating cash needs on both a short-term and long-term basis are the payment of salaries, office rent and travel expenses, as well as capital expenditures. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its Credit Facility as defined below. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract receipts from the Company's clients vary according to the terms of each contract.

         The Company's contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated. Payments are generally received upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis throughout the life of the contract. Cash receipts do not correspond to costs incurred and revenue recognition (which is based on cost-to-cost type of percentage of completion accounting). Therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts, and historically has received significant cash receipts from its clients in the fourth quarter.

         The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on payments based on negotiated performance requirements. This trend has increased, and may continue to increase, days sales outstanding in accounts receivable. However, the Company does not expect this trend to have a significant impact on its ability to maintain its overall working capital. The number of days sales outstanding in accounts receivable was 118 days at June 30, 1997, 90 days at December 31, 1996, and 75 days at June 30, 1996. The number of days sales outstanding in accounts receivable net of advanced billings was 88 days at June 30, 1997, 52 days at December 31, 1996, and 22 days at June 30, 1996.

The increase is primarily due to the change in payment methodology discussed above as well as a reduction in revenue resulting from the previously discussed contract cancellations.

         The Company had cash and cash equivalents of $27.1 million at June 30, 1997 as compared to $12.3 million at June 30, 1996 and $38.1 million at December 31, 1996.

         During the six months ended June 30, 1997, net cash used by operating activities totaled $7.2 million, primarily due to an increase in accounts receivable of $3.5 million, a decrease in advance billings of $3.8 million, a decrease in accounts payable of $560,000 and a decrease in other current liabilities of $2.0 million, which was partially offset by income before non-cash expenses of $2.4 million and an increase in net payables to investigators of $443,000.

         Cash used in investing activities of $4.3 million during the six months ended June 30, 1997 consisted principally of capital expenditures. Capital expenditures have primarily been made for computer system additions and upgrades and computer equipment for new employees. Annual capital expenditures were $2.0 million in 1994, $3.8 million in 1995, $7.3 million in 1996, and are estimated to be approximately $10.0 million in 1997.

         The Company has domestic and foreign lines of credit ("Credit Facility") with banks totaling approximately $13.7 million. There were no borrowings outstanding under the lines of credit at June 30, 1997. Commitment availability has been reduced by issued letters of credit of approximately $1.1 million. The lines are collateralized by the Company's assets and amounts outstanding would bear interest at the respective banks' prime interest rates. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

         The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and available borrowings under its Credit Facility. The Company estimates that such sources of cash will be sufficient to fund the Company's current operations, including expansions of its foreign operations, at least through 1997, although some pressure on cash reserves is expected over the course of the next six to twelve months. There may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

<CAPTION


         (a)   Exhibits

                                    EXHIBIT INDEX


               Exhibit No.                                                Page
               -----------                                                ----
                   11        Computation of Earnings Per Common and        E-1
                             Common Equivalent Share

                   27        Financial Data Schedule (SEC use only)        E-2

         (b)       Reports on Form 8-K

                   No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLINTRIALS RESEARCH INC.




Date:  August 14, 1997           By: /s/ William C. O'Neil, Jr.
                                     --------------------------------------
                                     William C. O'Neil, Jr.
                                     Chairman of the Board, President,
                                     and Chief Executive Officer


Date: August 14, 1997            By: /s/ Mary A. Chaput
                                     ----------------------------------------
                                     Mary A. Chaput
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)