Form 10-Q
period 1997-09-30
CLINTRIALS RESEARCH INC
filed 1997-11-14
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 33-69586

                            CLINTRIALS RESEARCH INC.
--------------------------------------------------------------------------------
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

As of October 31, 1997, there were 18,180,704 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets.............................................................    1
           Condensed Consolidated Statements of Operations:
             Three Months Ended September 30, 1996 and 1997..................................................    2
             Nine Months Ended September 30, 1996 and 1997...................................................    3
           Condensed Consolidated Statements of Cash Flows...................................................    4
           Notes to Condensed Consolidated Financial Statements..............................................    5
Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................................    8

PART II. OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K................................................................   15

SIGNATURES                 ..................................................................................   16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                                          1996              1997
                                                                                       ---------         ---------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                         $  38,134         $  25,037
     Accounts receivable                                                                  37,454            39,346
     Advance payments to investigators                                                       549             1,693
     Deferred income taxes                                                                 2,361             2,278
     Other current assets                                                                  3,028             2,148
                                                                                       ---------         ---------
Total current assets                                                                      81,526            70,502
Property, Plant and Equipment:
     Land, buildings and leasehold improvements                                           17,448            17,639
     Equipment                                                                            20,567            24,635
     Furniture and fixtures                                                                4,429             5,256
                                                                                       ---------         ---------
                                                                                          42,444            47,530
     Less: accumulated depreciation and amortization                                       8,321            12,003
                                                                                       ---------         ---------
                                                                                          34,123            35,527
Other assets:
     Excess of purchase price over net  assets acquired                                   41,493            40,265
     Other assets                                                                             81               393
                                                                                       ---------         ---------
                                                                                          41,574            40,658
                                                                                       ---------         ---------
                                                                                       $ 157,223         $ 146,687
                                                                                       =========         =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $   6,470         $   4,730
     Advance billings                                                                     14,797            11,710
     Payables to investigators                                                             1,336             1,232
     Accrued expenses                                                                      4,712             4,841
     Income taxes payable                                                                  2,286               728
                                                                                       ---------         ---------
Total current liabilities                                                                 29,601            23,241
Deferred income taxes                                                                      2,602             2,642
Commitments and contingencies                                                                 --                --
Stockholders' equity:
     Preferred Stock, $.01 par value - 1,000,000 shares
       authorized; no shares issued or outstanding                                            --                --
     Common Stock, $.01 par value - 50,000,000 shares
       authorized; issued and outstanding 18,114,258 and
       18,180,564 in 1996 and 1997, respectively                                             181               182
     Additional paid-in capital                                                          126,773           127,148
     Retained earnings (deficit)                                                          (2,917)           (6,424)
     Cumulative foreign currency translation adjustments                                     983              (102)
                                                                                       ---------         ---------
Total stockholders' equity                                                               125,020           120,804
                                                                                       ---------         ---------
                                                                                       $ 157,223         $ 146,687
                                                                                       =========         =========

            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                          1996             1997
                                                                        --------         --------

Revenue:
     Service revenue                                                    $ 30,186         $ 27,529
     Less: Subcontractor costs                                             4,508            3,330
                                                                        --------         --------
Net service revenue                                                       25,678           24,199
Operating costs and expenses:
     Direct costs                                                         15,215           17,425
     Selling, general and administrative costs                             7,072            9,620
     Depreciation and amortization                                         1,137            1,388
                                                                        --------         --------
Income (loss) from operations                                              2,254           (4,234)
Other income (expense):
     Interest income                                                         316              275
     Interest expense                                                        (16)              (5)
                                                                        --------         --------

Income (loss) before income taxes                                          2,554           (3,964)
Provision (benefit) for income taxes                                         621           (1,189)
                                                                        --------         --------
Net income (loss)                                                       $  1,933         $ (2,775)
                                                                        ========         ========

Earnings (loss) per common and dilutive common equivalent share:
     Net income (loss)                                                  $   0.11         $  (0.15)
                                                                        ========         ========

     Weighted average common and dilutive common
     equivalent shares outstanding (see exhibit 11)                       17,064           18,180

            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                          1996             1997
                                                                        --------         --------

Revenue:
     Service revenue                                                    $ 83,835         $ 95,435
     Less: Subcontractor costs                                            20,461           16,638
                                                                        --------         --------
Net service revenue                                                       63,374           78,797
Operating costs and expenses:
     Direct costs                                                         37,809           52,726
     Selling, general and administrative costs                            17,251           27,917
     Depreciation and amortization                                         2,595            4,037
                                                                        --------         --------
Income (loss) from operations                                              5,719           (5,883)
Other income (expense):
     Interest income                                                         715              918
     Interest expense                                                        (46)             (21)
                                                                        --------         --------

Income (loss) before income taxes                                          6,388           (4,986)
Provision (benefit) for income taxes                                       2,256           (1,479)
                                                                        --------         --------
     Net income (loss)                                                  $  4,132         $ (3,507)
                                                                        ========         ========

Earnings (loss) per common and dilutive common equivalent share:
     Net income (loss)                                                  $   0.26         $  (0.19)
                                                                        ========         ========

     Weighted average common and dilutive common
      equivalent shares outstanding (see exhibit 11)                      15,951           18,148

            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
(UNAUDITED)
(IN THOUSANDS)

                                                                                  1996             1997
                                                                                --------         --------

Net income (loss)                                                               $  4,132         $ (3,507)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                 2,740            4,756
     Change in operating assets and liabilities                                  (14,794)          (8,747)
     Other                                                                            --               52
                                                                                --------         --------
Net cash used in operating activities                                             (7,922)          (7,446)

Cash flows from investing activities:
     Purchases of property, plant and equipment, net                              (5,505)          (5,572)
     Acquisition of business, net of cash acquired                               (59,220)              --
     Maturities of held-to-maturity securities                                     1,524               --
                                                                                --------         --------
Net cash used in investing activities                                            (63,201)          (5,572)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       86,459              376
                                                                                --------         --------
Net cash provided by financing activities                                         86,459              376

Effect of exchange rate changes on cash                                              217             (455)
                                                                                --------         --------
Net increase (decrease) in cash and cash equivalents                              15,553          (13,097)
Cash and cash equivalents at beginning of period                                  15,507           38,134
                                                                                --------         --------

Cash and cash equivalents at end of period                                      $ 31,060         $ 25,037
                                                                                ========         ========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Note 3 - Earnings (Loss) per Share

         Loss per share for the three and nine months ended September 30, 1997, is based on weighted average shares outstanding of 18,180,000 and 18,148,000, respectively, and does not include common stock equivalents as their effect would be anti-dilutive. For the three and nine months ended September 30, 1996, dilutive common stock equivalents consisted of stock options representing 486,000 and 507,000 equivalent shares, respectively. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on Nasdaq National Market Issues System under the symbol "CCRO".

Note 4 - Provision (Benefit) for Income Taxes

         The effective tax benefit rate was 30.0% and 29.7% for the three and nine months ended September 30, 1997, respectively, compared to an effective tax rate of 24.3% and 35.3% for the three and nine months ended September 30, 1996, respectively. The change in the effective tax rate is primarily the result of the unrecognized tax benefit associated with foreign net operating losses, partially offset by research and development tax credits generated by the Company's Canadian subsidiary. The difference in the effective tax rate between the three and nine months ended September 30,1996 is primarily due to investment tax credits of Bio-Research Laboratories Ltd. of Montreal, Quebec ("Bio-Research") which was acquired in July 1996. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

Note 5 - Acquisition of Bio-Research

         On July 31, 1996, the Company purchased, for $65.0 million in cash, all of the assets and assumed certain liabilities (the "Acquisition") of Bio-Research. The Acquisition was financed with the proceeds of a public offering of 4,485,000 shares of the Company's common stock at $20 per share on July 24, 1996 (as adjusted for the Company's 3-for-2 stock split). Net proceeds to the Company from the offering were approximately $84.9 million, $65.0 million of which was used to fund the Acquisition. The operations of Bio-Research are included in the Company's results of operations from the date of the Acquisition.

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
                                                                  -------
                                                                  $65,000
                                                                  =======

        The following represents the unaudited pro forma results of operations with increased amortization of intangible assets as if the acquisition had occurred as of January 1, 1996, as compared to actual results for the same periods in 1997 (in thousands, except earnings per share):

                                                              THREE MONTHS                   NINE MONTHS
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                        -----------------------         -----------------------
                                                          1996            1997            1996           1997
                                                        -------        --------         -------        --------
     Net service revenue                                $28,249        $ 24,199         $79,252        $ 78,797
     Income (loss) before income taxes                    2,371          (3,964)          6,633          (4,986)
     Net income (loss)                                    1,906          (2,775)          5,044          (3,507)

     Earnings (loss) per common and dilutive
        common equivalent share                         $  0.11        $  (0.15)        $  0.29        $  (0.19)

     Weighted average common and dilutive common
       equivalent shares outstanding                     17,604          18,180          17,553          18,148


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

         The information set forth and discussed below for the three and nine-month periods ended September 30, 1997 and 1996 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

         Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract or otherwise. At September 30, 1997, backlog was approximately $115.0 million, as compared to approximately $106.8 million at June 30, 1997. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

         The Company's core European operation consists of offices in Maidenhead, UK and Brussels, Belgium. The Company has expanded its ability to perform international clinical trials by opening offices in Australia, Chile, France, and Israel in 1996 and Italy, Canada and Scotland in 1997. The Company has made significant investments in the marketing and infrastructure of its core European operations; however, net revenue has not sufficiently grown to cover the increased expense levels and the Company is focused on generating new business while evaluating the current cost structure in Europe.

         Contracts between the Company's subsidiaries (primarily in Canada and to a lesser extent in the United Kingdom) and their clients may be denominated in a currency other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of the subsidiary, such subsidiaries' earnings related to these contracts could be affected by fluctuations in exchange rates. Generally, the Company attempts to contractually limit its future foreign exchange risks with its clients. In addition, the Company may use future foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The Company's subsidiaries located outside the United States generated approximately 48% of its net revenue for the nine months ended September 30, 1997, over half of which was generated by the Company's Canadian subsidiary. Therefore, fluctuations in exchange rates may have a material effect on the earnings of the Company.

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

RESULTS OF OPERATIONS

        QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

         Net loss for the third quarter of 1997 was $2.8 million, or $0.15 per share, compared to net income in the same period of 1996 of $1.9 million or $0.11 per share. This decrease is primarily attributable to the cancellations of contracts, aggregating $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 and the underperformance of the European operations. The decrease in backlog left the Company with unbillable resources related to those projects as well as a higher level of direct costs and selling, general and administrative expenses incurred to cover the expected higher revenue levels. None of the cancellations were related to service or quality problems. Backlog of future net revenue increased to $115.0 million (438 contracts from 118 clients) at September 30, 1997, compared to $106.8 million (438 contracts from 121 clients) at June 30, 1997; however, due to the mix of contracts in backlog and the underperformance of the European operations, the Company anticipates that revenue recognized for the remainder of 1997 will not be sufficient to cover expenses and the Company will report a loss for fiscal 1997. The Company is focusing its business development strategy on growing its core clinical business.

         Net service revenue decreased 5.8% to $24.2 million in the third quarter of 1997 from $25.7 million in the same period of 1996. Excluding revenue recognized related to Bio-Research (acquired July 31, 1996) net service revenue decreased 27.8%. This decrease resulted primarily from the cancellations of contracts previously discussed.

         Direct costs increased 14.5% to $17.4 million in the third quarter of 1997 from $15.2 million in the same period of 1996. Costs in 1997 include a full three months of Bio-Research's operations. Direct costs increased as a percentage of net service revenue to 72.0% from 59.3% due to unbillable resources resulting from the previously discussed project cancellations and underperformance of the European operations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs may fluctuate due to changes in labor and facility utilization.

         Selling, general and administrative costs increased 36.0% to $9.6 million in the third quarter of 1997 from $7.1 million in the same period of 1996. Costs in 1997 include a full three months of Bio-Research's operations. Selling, general and administrative costs increased as a percentage of net service revenue to 39.8% from 27.5%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and underperformance of the European operations. Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

         Depreciation and amortization expense increased 22.1% to $1.4 million in the third quarter of 1997 compared to $1.1 million in the same period of 1996. The increase is primarily attributable to amortization of goodwill and depreciation of property, plant, and equipment incurred in the acquisition of Bio-Research.

         Interest income, net of interest expense, decreased to $270,000 in the third quarter of 1997 from $300,000 in the same period of 1996.

         The Company's benefit for income taxes was $1.2 million in the third quarter of 1997 as compared to a provision of $621,000 in the same period of 1996. The effective tax benefit rate for the third quarter of 1997 was 30.0% compared to an effective tax rate of 24.3% in 1996. This increase in the effective rate is primarily the result of research and development tax credits generated by the Company's Canadian subsidiary partially offset by the unrecognized tax benefit associated with foreign net operating losses. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net loss for the nine months ended September 30, 1997 was $3.5 million, or $0.19 per share, compared to net income in the same period of 1996 of $4.1 million or $0.26 per share. This decrease is primarily attributable to the cancellations of contracts, aggregating $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 and the underperformance of the European operations. The decrease in backlog left the Company with unbillable resources related to those projects as well as a higher level of direct costs and selling, general and administrative expenses incurred to cover the expected higher revenue levels. None of the cancellations were related to service or quality problems. Backlog of future net revenue increased to $115.0 million (438 contracts from 118 clients) at September 30, 1997, compared to $106.8 million (438 contracts from 121 clients) at June 30, 1997; however, due to the mix of contracts in backlog and the underperformance of the European operations, the Company anticipates that revenue recognized for the remainder of 1997 will not be sufficient to cover expenses and the Company will report a loss for fiscal 1997. The Company is focusing its business development strategy on growing its core clinical business.

         Net service revenue increased 24.3% to $78.8 million in the first nine months of 1997 from $63.4 million in the same period of 1996. Excluding revenue recognized related to Bio-Research (acquired July 31, 1996) net service revenue decreased 10.9%. This decrease resulted primarily from the cancellations of contracts previously discussed.

         Direct costs increased 39.5% to $52.7 million in the first nine months of 1997 from $37.8 million in the same period of 1996. Costs in 1997 include a full nine months of Bio-Research's operations. Direct costs increased as a percentage of net service revenue to 66.9% from 59.7% due to unbillable resources resulting from the previously discussed project cancellations and underperformance of the European operations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs may fluctuate due to changes in labor and facility utilization.

         Selling, general and administrative costs increased 61.8% to $27.9 million in the first nine months of 1997 from $17.3 million in the same period of 1996. Costs in 1997 include a full nine months of Bio-Research's operations. Selling, general and administrative costs increased as a percentage of net service revenue to 35.4% from 27.2%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and underperformance of the European operations. Selling, general and administrative costs, which primarily includes compensation for administrative employees, facilities costs, and marketing costs, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices as described previously.

         Depreciation and amortization expense increased 55.6% to $4.0 million in the first nine months of 1997 compared to $2.6 million in the same period of 1996. This increase is primarily attributable to amortization of goodwill and depreciation of property, plant and equipment incurred in the acquisition of Bio-Research.

         Interest income, net of interest expense, increased to $897,000 in the first nine months of 1997 from $669,000 in the same period of 1996.

         The Company's benefit for income taxes was $1.5 million in the first nine months of 1997 as compared to a provision of $2.3 million in the same period of 1996. The effective tax benefit rate for the first nine months of 1997 was 29.7% compared to an effective tax rate of 35.3% in 1996. This decrease in the effective rate is primarily the result of the unrecognized tax benefit associated with foreign net operating losses, partially offset by research and development tax credits generated by the Company's Canadian subsidiary. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

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

         The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on payments based on negotiated performance requirements. This trend has increased, and may continue to increase, days sales outstanding in accounts receivable. However, the Company does not expect this trend to have a significant impact on its ability to maintain its overall working capital. The number of days sales outstanding in accounts receivable was 126 days at September 30, 1997, 90 days at December 31, 1996, and 91 days at September 30, 1996. The number of days sales outstanding in accounts receivable net of advanced billings was 88 days at September 30, 1997, 52 days at December 31, 1996, and 55 days at September 30, 1996. The increase is primarily due to the change in payment methodology discussed above as well as a reduction in revenue resulting from the previously discussed contract cancellations.

         The Company had cash and cash equivalents of $25.0 million at September 30, 1997 as compared to $31.1 million at September 30, 1996 and $38.1 million at December 31, 1996.

         During the nine months ended September 30, 1997, net cash used by operating activities totaled $7.4 million, primarily due to an increase in accounts receivable of $1.9 million, a decrease in advance billings of $3.1 million, a decrease in accounts payable of $1.7 million, a decrease in other current liabilities of $1.4 million, and a decrease in net payables to investigators of $1.2 million, which was partially offset by income before non-cash expenses of $1.3 million and a decrease in other current assets of $0.9 million.

         Cash used in investing activities of $5.6 million during the nine months ended September 30, 1997 consisted principally of capital expenditures. Capital expenditures have primarily been made for computer system additions and upgrades and computer equipment for new employees. Annual capital expenditures were $2.0 million in 1994, $3.8 million in 1995, $7.3 million in 1996, and are estimated to be approximately $8.5 million in 1997.

         The Company has domestic and foreign lines of credit ("Credit Facility") with banks totaling approximately $13.7 million. There were no borrowings outstanding under the lines of credit at September 30, 1997. Commitment availability has been reduced by issued letters of credit of approximately $1.1 million. The lines are collateralized by the Company's assets and amounts outstanding would bear interest at the respective banks' prime interest rates. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

         The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and available borrowings under its Credit Facility. The Company estimates that such sources of cash will be sufficient to fund the Company's current operations, including expansions of its foreign operations, at least through 1997, although some pressure on cash reserves is expected over the course of the next several months. There may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

                                  EXHIBIT INDEX

   EXHIBIT NO.                                                              PAGE
                                                                            ----

       11            Computation of Earnings Per Common and                  E-1
                     Common Equivalent Share

       27            Financial Data Schedule (SEC use only)                  E-2

  (b)    Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the quarter ended September
                     30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLINTRIALS RESEARCH INC.

Date: November 13, 1997       By:   /s/     WILLIAM C. O'NEIL, JR.
                                    --------------------------------------------
                                    William C. O'Neil, Jr.
                                    Chairman of the Board, President,
                                    and Chief Executive Officer

Date: November 13, 1997       By:   /s/     MARY A. CHAPUT
                                    --------------------------------------------
                                    Mary A. Chaput
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)