Form 10-K
period 1997-12-31
CLINTRIALS RESEARCH INC
filed 1998-03-31
CIK 870978

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act


                                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-----------------------------                             ----------------------
 Common Stock, $.01 par value                              Nasdaq Stock Market


                         -------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $106,462,000 as of March 16, 1998. The number of Shares of Common Stock outstanding as of March 16, 1998 was 18,184,916.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part II, Items 6, 7 and 8 of this Form 10-K: Portions of the Registrant's Annual Report to its stockholders for fiscal year ended December 31, 1997.

         The following documents are incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1998 Annual Meeting of stockholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         ClinTrials Research Inc. (the "Company" or "ClinTrials") is a full service contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States, Canada and Europe. The Company generates substantially all of its revenue from preclinical and clinical testing of new pharmaceutical and biotechnology products. At December 31, 1997, the Company had contracts in backlog to perform clinical research services in multiple countries worldwide. To date, the Company has performed services for approximately 300 clients including the ten largest pharmaceutical companies in the world. Net service revenue increased 8.7% to $103.0 million in 1997 from $94.7 million in 1996.

         New pharmaceutical and biotechnology products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness. Companies seeking approval for these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials. Preclinical trials typically last for up to three years and involve animal testing. Clinical trials are conducted over a period typically lasting five to seven years and involve hundreds or thousands of human subjects. These trials were historically performed almost exclusively by inhouse personnel at the major pharmaceutical companies. In recent years, pharmaceutical companies have begun to outsource clinical trials management to CROs, which has resulted in significant growth in the CRO industry. The Company believes worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated $36 billion in 1997, approximately $12 billion of which was spent on preclinical and clinical trials, with approximately $3.5 billion being outsourced to CROs. Research and development expenditures in 1997 for the top 50 pharmaceutical companies in the world increased approximately 11% from the previous year. The Company believes that certain industry trends have led pharmaceutical and biotechnology companies to increase research and development for proprietary new drugs, conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control internal fixed costs. These trends include the increased emphasis on finding treatments for chronic disorders and infectious diseases, the desire by manufacturers to market pharmaceutical and biotechnology products simultaneously in several countries, and cost containment pressures from certain governments, managed care organizations and other payors. By providing experienced clinical and database management personnel to conduct complex trials on a contract basis, CROs have enabled pharmaceutical and biotechnology companies to respond to cost containment pressures by turning the fixed costs of internal research into variable costs.

         ClinTrials Research Inc. is an international research services organization headquartered in Nashville, Tennessee, with offices in Research Triangle Park, North Carolina; Lexington, Kentucky; Chicago, Illinois; Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Paris, France; Melbourne, Australia; Jerusalem, Israel; Milan, Italy; Santiago, Chile; and Montreal, Canada.

BACKGROUND

         New Drug Development -- An Overview. Before a new drug may be marketed, it must generally undergo extensive testing and regulatory review to determine that it is safe and effective. This development process consists of two stages, preclinical and clinical. In the preclinical stage, the sponsor of the new drug conducts laboratory analyses and animal tests, generally over a one to three year period, to determine the basic biological activity and safety of the drug. Upon successful completion of the preclinical phase, the drug undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease, generally over a five to seven year period. In the United States, preclinical and clinical testing must comply with the requirements of Good Clinical Practice ("GCP") and other standards promulgated by the Food and Drug Administration (the "FDA") and other federal and state governmental authorities. GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA pioneered the use of clinical trials in the regulation of new drug development, and the agency's approval process has shaped much drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries (Canada, Japan and the European Community ("EC")) commenced discussions for the purpose of developing common standards for both the conduct of preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multi-national studies adhering to GCP are now generally acceptable to the FDA and the governments within the EC.

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

                  Phase II. Phase II trials are conducted on a small number of subjects, typically 100 to 400 patients, who suffer from the drug's targeted disease or condition. Phase II trials offer the first evidence of clinical efficacy, as well as additional safety data. These trials last an average of two years.

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

         Clinical trials often represent the most expensive and time-consuming part of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the successful completion of Phase III trials, the sponsor of a new drug must submit a New Drug Application ("NDA") to the FDA. The NDA is a comprehensive filing that includes, among other things, the results of all preclinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in an NDA is generated during the Phase II and III trials. The FDA's review of an NDA can last from several months to several years, with the average review lasting two years. Drugs that successfully complete this review may be marketed in the United States, subject to the conditions imposed by the FDA in its approval. The FDA has been subject to increasing pressure to allow drugs to reach the public more quickly. As a result, in some instances the FDA has expedited the review process by granting conditional approval of lifesaving drugs or those for conditions for which there is no current treatment so that they can be marketed while Phase IV trials are being conducted. In recent years, the FDA has encouraged the use of computer assisted NDAs ("CANDAs") in an effort to expedite the approval process.

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

         Increasingly Complex and Stringent Regulation; Need for Technological Capabilities. Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of data required for regulatory filings and escalated the demand for data collection and analysis during the drug development process. Additionally, in the five years ended 1992, the average number of clinical trials per new drug application approximately doubled, and the average number of patients participating in those trials increased approximately 25%. In recent years, the FDA and corresponding regulatory agencies of Canada, Japan and the EC have commenced discussions to develop common standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Further, the FDA encourages the use of computer-assisted filings in an effort to expedite the approval process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to CROs to take advantage of their data management expertise, technological capabilities and global presence.

         Escalating Research and Development Expenditures. Research and development expenditures in 1997 for the top 50 pharmaceutical companies in the world (as measured by such expenditures) increased approximately 11% from the previous year. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. The cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease and osteoporosis is higher because the treatments must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and to determine any possible long-term side effects.

         Reducing Drug Development Time Requirements. Pharmaceutical and biotechnology companies face increased pressure to bring new drugs to market in the shortest possible time, thereby reducing costs, maintaining market share and accelerating realization of revenue. Currently, total development of a new drug takes approximately eight to twelve years, a significant portion of a drug's seventeen-year period for protection under United States patent laws. Certain clients of the Company have initiated plans to reduce this time to approximately five to seven years. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs are often able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct preclinical and all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs. The Company believes this approach may result in shorter overall development times. In anticipation of this trend, the Company has established itself as a firm capable of taking a pharmaceutical from its initial testing through its licensing for commercialization.

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

         Pursue Strategic Alliances. In these arrangements, the client agrees to provide the Company with a minimum level of volume and is guaranteed adequate staffing over a multi-year period. The Company believes this type of arrangement results in more predictable pricing to the client and more efficient management of the Company's resources, and potentially increases the amount of work outsourced to the Company by the strategic partner. In the past three years, the Company has entered into strategic alliances with Baxter Healthcare Corporation, Novartis Pharmaceuticals Corporation, SmithKline Beecham Corporation and Glaxo Wellcome. In addition, the Company's preclinical subsidiary has "preferred provider" relationships, which, in contrast to strategic alliances, are noncontractual, informal relationships in which the client makes the Company among its first choices of testing service providers.

         Expand International Presence. The Company provides clinical research and development services to major United States and European pharmaceutical and biotechnology companies. The Company conducts multi-national clinical trials designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that this experience is a competitive advantage, as pharmaceutical and biotechnology companies increasingly are pursuing regulatory approvals simultaneously in multiple countries. The Company has recently increased its European management team and added a data management facility in Glasgow, Scotland to provide more comprehensive services to its United States clients doing business abroad and to better market its services to existing and potential European clients. During 1996, the Company expanded its geographic reach by opening trials management offices in Australia, France, Israel and Chile, and has delivered services in over 30 countries.

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

         Invest in Information Systems Technology. The Company maintains a commitment to investment in technology with a focus on management information systems. The Company has invested heavily in improving its standard operating procedures, in continuous reengineering of the workflow processes and in the infrastructure required to support the creation, maintenance and statistical analysis of highly sophisticated databases. 1996 information systems investments expanded the Company's capacity to process data in a standard unified format and 1997's investments provided value added software which expedited the delivery process for data and enabled real time integrated interpretation of multiple complex data sets. Information technology tools currently being utilized include
(i) an integrated voice response system which allows investigators to enroll patients into a trial, control drug utilization and distribution and have access to patient diary information through use of a touch tone telephone, (ii) clinical integrated data review tools which enable the sponsor to have real time access to data sets in order to create statisical data sets and graphs based upon patient selection criteria, (iii) an automated facsimile system which allows investigators to fax a patient Case Report Form ("CRF") directly into the Company's system and thus expedite data collection and processing and (iv) a clinical trial management system which integrates various levels of the trial process to provide a real time review of the full clinical study cycle from protocol creation to database lock. The Company intends to continue to improve its management information systems with significant capital expenditures anticipated in 1998.

         Broaden Therapeutic Expertise. Prior working knowledge in specific therapeutic areas is a highly valued criterion by which many decisions to work with a CRO are made. ClinTrials has experience in a broad range of therapeutic areas and is continuing to expand its ability and experience in more therapeutic areas. ClinTrials has demonstrated depth and high quality performance in the following areas: anti-viral and other infectious diseases, cardiology, central nervous system, gastroenterology, endocrinology, respiratory and urology, osteoporosis evaluation, cardiovascular pharmacology, biomaterials testing, bio-marker assays and infusion delivery. The Company is a leader in the investigation of blood substitutes and protease inhibitors and in the conducting of megatrials (trials involving more than 1,000 participants).

         Increase Client Base and Number of Contracts. ClinTrials' strategy is to seek contracts with new clients and new contracts with existing clients in different therapeutic areas and to cross-sell other services to existing clients.

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

         In the CRO industry, trials involving tests on over 1,000 patients over a period of several years at multiple sites are becoming more routine. These trials have resulted from the drug companies' emphasis on treating and curing chronic disorders and the resulting need to thoroughly test large numbers of patients for long-term side effects of new drugs. The Company is experienced in managing such trials and actively markets its abilities in this area.

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

         The Company's biostatistics professionals provide biostatistical consulting, database design, data analysis and statistical reporting. The Company's biostatisticians provide clients with assistance in all phases of drug development. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the client's individual objectives. Working with the programming staff, biostatisticians perform appropriate analyses and produce tables, graphs, listings and other applicable displays of results according to the analysis plan. Additionally, biostatisticians assist clients before panel hearings at the FDA.

         The Company believes that its data management and biostatistical services capabilities can be utilized by a client more effectively when packaged as part of its total clinical trials management services and used to monitor Phases I through IV rather than just one phase. This packaging permits technology transfer resulting in a faster and less costly clinical trial process, as the data are collected and analyzed more rapidly and the decision to move to the next phase can be made more quickly.

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

         Pharmacoeconomic Services. The Company now provides enhanced pharmacoeconomic and registry services through its merger in June 1997 with Chicago-based Ovation Healthcare. Such services are growing increasingly important for determining economic and quality of life factors in the total cost and outcomes of many diseases.

CLIENTS AND MARKETING

         The Company has served many of the leading pharmaceutical companies in the United States and the EC. The Company's clients include the ten largest pharmaceutical companies in the world. The Company's clients also include companies in the biotechnology and medical device industries. For the year ended December 31, 1997, the Company recognized revenue on contracts with 194 clients. During 1997, approximately 75% of the Company's net service revenue was derived from pharmaceutical companies, 23% from biotechnology companies and 2% from medical device companies. In 1996, such companies contributed 83%, 15% and 2% of net service revenue, respectively.

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry. During 1997, the Company generated approximately 13% of its net service revenue from multiple contracts with a major pharmaceutical company. No other client represented 10% or more of the Company's net revenue in 1997. The Company's contracts are entered into with numerous therapeutic areas or divisions within each client and frequently involve different decision makers. Thus, there is a reduced likelihood that the Company would simultaneously lose all contracts with any single client.

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

CONTRACTUAL ARRANGEMENTS

         The Company generally is awarded contracts based, among other things, upon its response to requests for proposal ("RFP") received from pharmaceutical, biotechnology and medical device companies. The contract may require the Company to design a protocol, conduct the trial, analyze the results of one or more of the trials, prepare and submit an IND, NDA or CANDA to the FDA, or perform any combination of these services. After negotiating a letter of intent or definitive contract for clinical studies, the Company, and in many cases the client, will coordinate the selection of clinical investigators and conduct pre-study site visits. The clinical investigators, in conjunction with the Company, are then responsible for enrolling participants in the trial, which may include persons with a given disorder or disease, healthy persons and persons within defined populations. Informed consents, in accordance with FDA and institutional regulations, are obtained from all participants. Change orders to existing contracts are typically generated at the request of the client based on the results of the trial to date and include changes in the scope of the trial and in the services to be provided by the Company. The Company may record additional revenue or reduce backlog as a result of change orders.


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

BACKLOG

         Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 1995, 1996 and 1997, the Company's backlog was $90.2 million, $140.7 million and $101.3 million, respectively. The decrease in backlog is primarily attributable to the cancellations of contracts aggregating approximately $37 million in backlog which occurred in the fourth quarter of 1996 and first quarter of 1997. None of the cancellations were related to service or quality problems. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

COMPETITION

         The Company competes primarily against pharmaceutical companies' own in-house research departments, other CROs, universities and teaching hospitals. The CRO industry is still fragmented, with approximately 20 full-service CROs and many small, limited-service providers. In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The Company's largest competitors include Covance (formerly a division of Corning, Inc.), PPD Pharmaco, Inc., Parexel International Corp., and Quintiles Transnational Corp. The recent trend toward industry consolidation is likely to result in heightened competition among the larger CROs. The larger CROs are increasingly required to have substantial amounts of working capital in order to sustain internal growth and international expansion, and to meet the credit-worthiness standards of their larger clients. The Company believes that clients choose a CRO based on several factors, the most important of which is the quality of the work performed for existing clients. Other important factors include references from existing clients, trials management experience in and scientific knowledge of specific therapeutic areas, the price for the services performed, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, and the ability to hire and retain qualified investigators. The Company believes that it competes favorably in these areas.

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

EMPLOYEES

         At December 31, 1997, the Company had approximately 1500 employees and contractors, of which 53 held Ph.D. or M.D. degree, 12 held D.V.M. degrees and 123 others held masters degrees. Approximately 40% of the Company's employees are located in the United States, 42% are located in Canada and the remaining 18% are located in Europe. The Company believes that its relations with its employees are good.

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

RISK FACTORS

         Information contained or incorporated by reference in this Form 10-K may contain "forward-looking statements". The following matters constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those reflected in any such forward-looking statements.

         Fluctuation in Quarterly Operating Results. The Company's quarterly operating results have fluctuated as a result of factors such as delays experienced in implementing or completing particular clinical trials, termination of clinical trials and the costs associated with integrating acquired operations. Since a high percentage of the Company's operating costs are relatively fixed while revenue recognition is subject to fluctuation, minor variations in the timing of contracts or the progress of trials may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

         Dependence on Certain Industries and Clients. The Company provides services primarily to the pharmaceutical and biotechnology industries. Accordingly, the Company's net service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited and it is not uncommon for a CRO to derive over 10% of its revenue from multiple contracts with a single client. The Company has in the past derived and may in the future derive a significant portion of its net service revenue from a relatively limited number of clients. The loss of any such client could materially adversely affect the Company's results of operations. In 1997, one client accounted for approximately 13% of the Company's net service revenue. No other client accounted for more than 10% of the Company's net service revenue during 1997. The Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefitted to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource the performance and analysis of large clinical research projects to independent parties. Should this tendency be reduced or halted entirely, the Company's operations would be materially and adversely affected.

         Loss of Clinical Research Contracts. Clients of the Company generally have the right to terminate a contract at any time during a clinical trial, potentially causing periods of excess capacity and reductions in net service revenue and net income. Trials may be terminated for various reasons, including unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug or the client's decision to de-emphasize a particular trial. The termination of any one trial would typically not have a material adverse impact on the Company. The loss of a large trial or the simultaneous loss of multiple trials, however, could result in unplanned periods of excess capacity and adversely affect the Company's backlog, future revenue and profitability. In most instances, if a contract is terminated, the Company is entitled to receive revenue earned to date as well as, at times, a termination fee. However, because the Company's contracts are predominately fixed price contracts, the Company bears the risk of cost overruns.

         Health Care Industry Reform. The health care industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries. In recent years, several comprehensive health care reform proposals were introduced in the United States Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals were adopted, health care reform may again be addressed by the United States Congress. In addition, foreign governments may also undertake health care reforms in their respective countries. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such or similar legislation being enacted into law or the effect such legislation would have on the Company.

         Exchange Rate Fluctuations. The Company conducts business in several foreign countries and as a result exposure exists to potentially adverse movement in foreign currency rates. The Company uses foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The objective of these contracts is to reduce the effect of foreign exchange rate fluctuations on the Company's operating results.

         No Assurance of Successful Integration of Acquisitions. A significant component of the Company's historical growth has come through acquisitions of other CROs, and the Company's growth strategy includes possible additional acquisitions. Any acquisitions which the Company may pursue will involve risks, including the possible inability to integrate the operations and services of the acquired business, the expenses incurred in connection with the acquisition, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired business. Acquisitions of foreign companies also may involve the additional risks of, among others, integration of foreign business practices and overcoming language barriers. There can be no assurance that any such acquisitions will not have a material adverse effect upon the Company's results of operations, financial condition or business prospects.

         Volatility of Stock Market Price. From time to time, there may be significant volatility in the market price for the Company's Common Stock. If revenues, earnings or new contract orders fail to meet expectations of the investment community, then there could be an immediate and significant impact on the trading price for the Company's Common Stock. Additionally, changes in earnings estimated by analysts, general conditions in the economy, the financial markets or the health care, pharmaceutical, biotechnology or CRO industries, implementation of proposed healthcare reforms or other developments affecting the Company could cause the market price of the Common Stock to fluctuate substantially. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 2. PROPERTIES

         The Company both owns and leases its facilities. The Company's headquarters are located in Nashville, Tennessee. Additionally, the Company has offices in Research Triangle Park, North Carolina; Lexington, Kentucky; Chicago, Illinois; Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Melbourne, Australia; Milan, Italy; Santiago, Chile; Paris, France; and Jerusalem, Israel. The Company utilizes both owned and leased laboratory and office space in Senneville, Quebec.

         The Company believes that the space leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic areas. The expiration dates of the leases range from 1998 to 2013.

         In 1997, the Company moved its Nashville operations and corporate headquarters into a new building. The Company leases approximately 53,000 square feet of this building.

         In 1996, the Company agreed to lease approximately 151,000 square feet in a building to be constructed in Cary, North Carolina. Upon its completion in mid-1998, the Company will move its Research Triangle Park operations into the new building.

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, there are currently no proceedings to which the Company is a party that will have a material adverse effect upon its operations or financial condition.

         In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's subsidiary in the amount of approximately $560,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "CCRO". On March 16, 1998, the last reported sale price for the Common Stock on Nasdaq was $7.56. As of December 31, 1997, the Company had approximately 229 holders of record of the Common Stock and the Company estimates an additional 5,450 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated, as adjusted for a 3-for-2 stock split on November 25, 1996:


                                                                                             HIGH      LOW
                                                                                             ----      ---
1996
  First Quarter.........................................................................     23.75     13.00
  Second Quarter........................................................................     33.67     22.67
  Third Quarter.........................................................................     32.75     20.00
  Fourth Quarter........................................................................     29.17     16.88

1997
  First Quarter.........................................................................     32.00      7.75
  Second Quarter........................................................................     12.63      6.50
  Third Quarter.........................................................................     12.69      8.25
  Fourth Quarter........................................................................      9.38      6.25

1998
  First Quarter (Through March 16)....................................................        8.50      6.25

The Company has paid no dividends since inception.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Information concerning this Item is incorporated herein by reference to page 5 of the Company's Annual Report to its stockholders for the fiscal year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information concerning this Item is incorporated herein by reference to pages 6 through 9 of the Company's Annual Report to its stockholders for the fiscal year ended December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information concerning this Item is incorporated herein by reference to pages 10 through 20 of the Company's Annual Report to its stockholders for the fiscal year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements of the Company and its subsidiaries required to be included in Part II, Item 8 are incorporated by reference to the Company's Annual Report to stockholders for the fiscal year ended December 31, 1997.

(a)(2) and (d) Schedule II -- Valuation and Qualifying Accounts (filed as
Exhibit 99 hereto).

(a)(3) and (c) Exhibits.

  3.1  --  Restated Certificate of Incorporation, as amended, of the Registrant
           (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
  3.2  --  Restated Bylaws of the Registrant (incorporated by reference to Exhibit
           3.2 to the Company's Registration Statement No. 33-69586 on Form S-1)
  4.1  --  Restated Certificate of Incorporation, as amended, of the Registrant (see
           Exhibit 3.1)
  4.2  --  Restated Bylaws of the Registrant (see Exhibit 3.2)
  4.3  --  Specimen Common Stock Certificate (incorporated by reference to Exhibit
           4.3 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1993)
 10.1  --  Executive Compensation Plans and Arrangements
           (a) Form of Employment Agreement between the Company and certain of its officers
           (b) Employment Agreement between the Company and Michael F. Ankcorn
           (incorporated by reference to Exhibit 10.1(b) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996)
           (c) Form of Employment Agreement between the Company and its Executive
           Chairman and President and Chief Executive Officer
  10.2 --  Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.2 to the Company's
           Registration Statement No. 33-69586 on Form S-1)
  10.3 --  1989 Stock Option Plan, as amended (incorporated by reference to Exhibit
           10.5 to the Company's Registration Statement No. 33-69586 on Form S-1)
  10.4 --  Amendment No. 4 to 1989 Stock Option Plan (incorporated by reference to
           Exhibit 10.5 to the Company's Annual Report on Form 10- K for the year ended December 31, 1994)
  10.5 --  Profit Sharing 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-69586 on Form S-1)
  10.6 --  Lease Agreements for the Registrant's Research Triangle Park, North Carolina
           office space (incorporated by reference to Exhibit 10.11 to the Company's
           Registration Statement No. 33-69586 on Form S-1)
10.6.1 --  Sublease Agreement dated June 3, 1994 for additional space in Research
           Triangle Park, North Carolina (incorporated by reference to Exhibit
           10.8.1 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994)
  10.7 --  Lease Agreement for the Registrant's Lexington, Kentucky office space
           (incorporated by reference to Exhibit 10.12 to the Company's Registration
           Statement No. 33-69586 on Form S-1)
  10.8 --  Lease Contract for the Registrant's Brussels, Belgium office space
           (incorporated by reference to Exhibit 10.13 to the Company's Registration
           Statement No. 33-69586 on Form S-1)
  10.9 --  Agreement for Lease for the Registrant's Maidenhead, England office space
           (incorporated by reference to Exhibit 10.14 to the Company's Registration
           Statement No. 33-69586 on Form S-1)
 10.10 --  Second Amended and Restated Loan and Security Agreement dated December
           8, 1993 by and between NationsBank of Tennessee, N.A., the Registrant and its subsidiaries (incorporated by reference to Exhibit 10.11 to the
           Company' Annual Report on Form 10-K for the year ended December 31, 1993)
 10.11 --  Lease Agreement dated December 19, 1995 for the Company's headquarters space in Nashville, Tennessee (incorporated by reference to Exhibit 10.12 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.12 --  Asset Purchase Agreement among Bio-Research Laboratories Ltd., certain shareholders thereof, and the Company (incorporated by reference to the
           Company's Current Report on Form 8-K filed on June 19, 1996)
 10.13 --  Lease dated September 30, 1996 for new offices (commencing in 1998) in
           Cary, North Carolina (incorporated by reference to Exhibit 10.14 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1996)
 10.14 --  Option Agreement to purchase MPI Research, LLC dated January 30, 1998 between the Company and Jerry R. Mitchell, M.D., Ph.D. and William U.
           Parfet
    11 --  Statement re: computation of per share earnings
    13 --  Pages 5 through 20 of Annual Report to Stockholders for fiscal year ended December 31, 1997
    21 --  List of Subsidiaries of the Registrant
    23 --  Consent of Ernst & Young LLP
  27.1 --  Financial Data Schedule for the year ended December 31, 1997 (for SEC use only)
  27.2 --  Financial Data Schedule Restated for the year ended December 31,
           1996 (for SEC use only)
    99 --  Schedule II -- Valuation and Qualifying Accounts.


(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


CLINTRIALS RESEARCH INC.

By: /s/ JERRY R. MITCHELL
    --------------------------------
    Jerry R. Mitchell, M.D., Ph.D.
    President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                   DATE
---------                              -----                   ----
/s/ JERRY R. MITCHELL
------------------------------  President and Chief Executive    March 27, 1998
Jerry R. Mitchell, M.D., Ph.D.  Officer, Director

/s/ WILLIAM C. O'NEIL, JR.
------------------------------  Executive Chairman of the        March 27, 1998
William C. O'Neil, Jr.          Board

/s/ MARY A. CHAPUT
------------------------------  Chief Financial Officer and      March 27, 1998
Mary A. Chaput                  Secretary (Principal
                                Financial and Accounting
                                Officer)

/s/ EDWARD G. NELSON
------------------------------  Director                         March 27, 1998
Edward G. Nelson

/s/ THOMAS G. CIGARRAN
------------------------------  Director                         March 27, 1998
Thomas G. Cigarran

/s/ RICHARD J. ESKIND
------------------------------  Director                         March 27, 1998
Richard J. Eskind

/s/ IRWIN B. ESKIND
------------------------------  Director                         March 27, 1998
Irwin B. Eskind, M.D.

/s/ ROSCOE R. ROBINSON
------------------------------  Director                         March 27, 1998
Roscoe R. Robinson, M.D.

                                INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                          EXHIBITS
      ------                          --------

     3.1 --  Restated Certificate of Incorporation, as amended, of the Registrant
             (incorporated by reference to Exhibit 3.1 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1993)
     3.2 --  Restated Bylaws of the Registrant (incorporated by reference to
             Exhibit 3.2 to the Company's Registration Statement No. 33-69586
             on Form S-1)
     4.1 --  Restated Certificate of Incorporation, as amended, of the Registrant
             (see Exhibit 3.1)
     4.2 --  Restated Bylaws of the Registrant (see Exhibit 3.2)
     4.3 --  Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.3 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1993)
    10.1 --  Executive Compensation Plans and Arrangements
             (a) Form of Employment Agreement between the Company and certain of its officers
             (b) Employment Agreement between the Company and Michael F. Ankcorn
             (incorporated by reference to Exhibit 10.1(b) to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996)
             (c) Form of Employment Agreement between the Company and its Executive
             Chairman and President and Chief Executive Officer
    10.2 --  Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.2 to the
             Company's Registration Statement No. 33-69586 on Form S-1)
    10.3 --  1989 Stock Option Plan, as amended (incorporated by reference to
             Exhibit 10.5 to the Company's Registration Statement No. 33-69586
             on Form S-1)
    10.4 --  Amendment No. 4 to 1989 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10- K for
             the year ended December 31, 1994)
    10.5 --  Profit Sharing 401(k) Plan (incorporated by reference to Exhibit
             10.6 to the Company's Registration Statement No. 33-69586 on Form S-1)
    10.6 --  Lease Agreements for the Registrant's Research Triangle Park, North
             Carolina office space (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-69586 on Form S-1)
  10.6.1 --  Sublease Agreement dated June 3, 1994 for additional space in Research
             Triangle Park, North Carolina (incorporated by reference to Exhibit
             10.8.1 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994)
    10.7 --  Lease Agreement for the Registrant's Lexington, Kentucky office space
             (incorporated by reference to Exhibit 10.12 to the Company's Registration
             Statement No. 33-69586 on Form S-1)
    10.8 --  Lease Contract for the Registrant's Brussels, Belgium office space
             (incorporated by reference to Exhibit 10.13 to the Company's Registration
              Statement No. 33-69586 on Form S-1)
    10.9 --  Agreement for Lease for the Registrant's Maidenhead, England office space (incorporated by reference to Exhibit 10.14 to the Company's
             Registration Statement No. 33-69586 on Form S-1)
   10.10 --  Second Amended and Restated Loan and Security Agreement dated December
             8, 1993 by and between NationsBank of Tennessee, N.A., the Registrant and its subsidiaries (incorporated by reference to Exhibit 10.11 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1993)
   10.11 --  Lease Agreement dated December 19, 1995 for the Company's headquarters space in Nashville, Tennessee (incorporated by reference to Exhibit
             10.12 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995)
   10.12 --  Asset Purchase Agreement among Bio-Research Laboratories Ltd., certain shareholders thereof, and the Company (incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 1996)
   10.13 --  Lease dated September 30, 1996 for new offices (commencing in 1998) in Cary,
             North Carolina (incorporated by reference to Exhibit 10.14 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1996)
   10.14 --  Option Agreement to purchase MPI Research, LLC dated January 30, 1998 between the Company and Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet
      11 --  Statement re: computation of per share earnings
      13 --  Pages 5 through 20 of Annual Report to Stockholders for fiscal year ended December 31, 1997
      21 --  List of Subsidiaries of the Registrant
      23 --  Consent of Ernst & Young LLP
    27.1 --  Financial Data Schedule for the year ended December 31, 1997 (for SEC use only)
    27.2 --  Financial Data Schedule Restated for the year ended December 31,
             1996 (for SEC use only)
      99 --  Schedule II -- Valuation and Qualifying Accounts.