Form 10-Q
period 1998-03-31
CLINTRIALS RESEARCH INC
filed 1998-05-15
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1998, there were 18,194,976 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
                      Condensed Consolidated Balance Sheets.............................................................1
                      Condensed Consolidated Statements of Operations...................................................2
                      Condensed Consolidated Statements of Cash Flows...................................................3
                      Notes to Condensed Consolidated Financial Statements..............................................4
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................6

PART II.       OTHER INFORMATION
     Item 6.   Exhibits and Reports on Form 8-K........................................................................14

SIGNATURES.............................................................................................................15

EXHIBIT 10.1

EXHIBIT 11

EXHIBIT 27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                    DECEMBER 31,      MARCH 31,
                                                                                        1997            1998
                                                                                        ----            ----
                                                          ASSETS

Current assets:
     Cash and cash equivalents                                                       $  28,275       $  19,735
     Accounts receivable                                                                33,725          36,001
     Advance payments to investigators                                                     939              --
     Income taxes receivable                                                             3,167           5,049
     Deferred income taxes                                                               2,511           2,632
     Other current assets                                                                2,531           4,849
                                                                                     ---------       ---------

Total current assets                                                                    71,148          68,266

Property, plant and equipment:
     Land, buildings and leasehold improvements                                         16,825          15,597
     Equipment                                                                          25,625          28,072
     Furniture and fixtures                                                              5,347           5,439
                                                                                     ---------       ---------
                                                                                        47,797          49,108

     Less: accumulated depreciation and amortization                                    13,025          14,366
                                                                                     ---------       ---------
                                                                                        34,772          34,742
Other assets:
     Excess of purchase price over net assets acquired                                  38,687          38,604
     Other assets                                                                          372           2,007
                                                                                     ---------       ---------
                                                                                        39,059          40,611
                                                                                     ---------       ---------
                                                                                     $ 144,979       $ 143,619
                                                                                     =========       =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $   6,839       $   5,613
     Advance billings                                                                   10,468          10,636
     Payables to investigators                                                           1,278           3,071
     Accrued expenses                                                                    7,739           6,378
     Income taxes payable                                                                  183             165
                                                                                     ---------       ---------
Total current liabilities                                                               26,507          25,863

Deferred income taxes                                                                    2,694           3,231
Long-term debt                                                                              --             382
Commitments and contingencies                                                               --              --
Stockholders' equity:
     Preferred Stock, $.01 par value - 1,000,000 shares
        authorized; no shares issued or outstanding                                         --              --
     Common Stock, $.01 par value - 50,000,000 shares
        authorized; issued and outstanding 18,181,765 and
        18,194,338 in 1997 and 1998, respectively                                          182             182
     Additional paid-in capital                                                        127,160         127,222
     Retained earnings (deficit)                                                        (9,313)        (11,553)
     Accumulated other comprehensive income (loss)                                      (2,251)         (1,708)
                                                                                     ---------       ---------
Total stockholders' equity                                                             115,778         114,143
                                                                                     ---------       ---------
                                                                                     $ 144,979       $ 143,619
                                                                                     =========       =========

            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                                        1997            1998
                                                                                        ----            ----
Revenue:
     Service revenue                                                                 $  37,277       $  29,277
     Less: Subcontractor costs                                                           8,674           5,629
                                                                                     ---------       ---------
Net service revenue                                                                     28,603          23,648
Operating costs and expenses:
     Direct costs                                                                       17,884          16,527
     Selling, general and administrative costs                                           8,896           9,628
     Depreciation and amortization                                                       1,294           1,454
                                                                                     ---------       ---------
Income (loss) from operations                                                              529          (3,961)
Other income (expense):
     Interest income                                                                       353             334
     Interest expense                                                                      (11)             (6)
                                                                                     ---------       ---------
                                                                                           342             328
                                                                                     ---------       ---------
Income (loss) before income taxes                                                          871          (3,633)
Provision (benefit) for income taxes                                                       123          (1,393)
                                                                                     ---------       ---------
Net income (loss)                                                                    $     748       $  (2,240)
                                                                                     =========       =========

Earnings (loss) per share:
     Basic                                                                           $    0.04       $   (0.12)
     Diluted                                                                         $    0.04       $   (0.12)
Number of shares and common stock equivalents
used in computing earnings (loss)  per share:
     Basic                                                                              18,117          18,185
     Diluted                                                                            18,522          18,185

            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS)

                                                                                        1997            1998
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $     748       $  (2,240)

Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                                       1,533           1,708
     Changes in operating assets and liabilities                                       (10,187)         (5,962)
     Other                                                                                 (25)              8
                                                                                     ---------       ---------
Net cash used in operating activities                                                   (7,931)         (6,486)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment, net                                    (2,099)         (1,043)
     Purchase of option to acquire MPI                                                      --          (1,552)
                                                                                     ---------       ---------
Net cash used in investing activities                                                   (2,099)         (2,595)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                 44              43
     Proceeds received on long-term debt borrowings                                         --             382
                                                                                     ---------       ---------
Net cash provided by financing activities                                                   44             425
Effect of exchange rate changes on cash                                                   (375)            116
                                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents                                   (10,361)         (8,540)
Cash and cash equivalents at beginning of period                                        38,087          28,275
                                                                                     ---------       ---------
Cash and cash equivalents at end of period                                           $  27,726       $  19,735
                                                                                     =========       =========

            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE 2 -EARNINGS (LOSS) PER SHARE

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires presentation of both Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year. Diluted EPS also includes the dilutive effect of common stock equivalents, which consists of stock options representing 405,000 equivalent shares for the three months ended March 31, 1997. Diluted loss per share for the three months ended March 31, 1998 does not include common stock equivalents of 276,000 as their effect would be anti-dilutive. Prior period earnings per share amounts have been restated to present Basic EPS and Diluted EPS. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol "CCRO".

NOTE 3 -COMPREHENSIVE INCOME (LOSS)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") on January 1, 1998. SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company to include foreign currency translation adjustments, which were previously reported by the Company as a separate component of stockholders' equity, in other comprehensive income. Accumulated other comprehensive income consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130. Prior period amounts have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income (loss), net of related tax, for the three months ended March 31 are as follows (in thousands):

                                                             1997       1998
                                                            -------   -------
          Net income (loss)                                 $  748    $(2,240)
          Foreign currency translation adjustments          (1,031)       543
                                                            ------    -------
          Comprehensive income (loss)                       $ (283)   $(1,697)
                                                            ======    =======


NOTE 4 -PROVISION (BENEFIT) FOR INCOME TAXES

The effective tax benefit rate was 38.3% for the three months ended March 31, 1998, compared to an effective tax rate of 14.1% for the three months ended March 31, 1997. The effective tax benefit rate for the 1998 period is primarily the result of the tax benefit associated with operating losses combined with research and development tax credits generated by the Company's Canadian subsidiary, while the effective tax rate for the 1997 period was primarily the result of the provision for income taxes partially offset by such research and development tax credits. Significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset related to a foreign jurisdiction for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

NOTE 5 -LONG-TERM DEBT

In March 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million. Credit availability under the Company's new domestic line of credit and its foreign line of credit ("Credit Facilities") totals approximately $18.5 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective bank's prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On March 31, 1998, there were no borrowings outstanding under the lines of credit. Commitment availability at March 31, 1998 has been reduced by issued letters of credit of approximately $750,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

In March 1998, the Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

NOTE 6 -CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $560,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 7 -RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company accrued $1.6 million at December 31, 1997, for restructuring costs to be incurred in 1998 in reducing its administrative workforce, primarily in Europe. In the first quarter of 1998, the Company paid $852,000 of the restructuring costs, primarily in severance costs to approximately 30 employees. At March 31, 1998, $798,000 remains in accrued expenses for restructuring costs expected to be paid over the remainder of 1998.

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky will be consolidated into its new clinical research center in Research Triangle Park, North Carolina. In connection with the closing of the Company=s Lexington facility, the Company will incur a restructuring charge estimated to approximate $5.0 million for the write-off of goodwill, lease costs, and involuntary termination benefits which will be recorded in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The information set forth and discussed below for the three months ended March 31, 1998 and 1997 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

The Company's Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import. Such statements include statements concerning the Company's ability to obtain new business and to accurately estimate the timing of recognition of revenue in the backlog due to variability in size, scope and duration of projects, regulatory delays, study results which lead to reductions or cancellations of projects, other decisions totally within the control of its clients and its ability to immediately affect the level of operating expenses, as well as statements concerning the Company's business strategy, acquisition strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations. Such statements are subject to various risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements are made as of the date of this document and the Company assumes no obligation to update such statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

OVERVIEW

The Company is a full-service contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services and offers product registration and pharmacoeconomic services throughout the United States, Canada and Europe. The Company generates substantially all of its revenue from the preclinical and clinical testing of new pharmaceutical and biotechnology products.

The Company's contracts are typically fixed-price, multi-year contracts that usually require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, at times some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract may occur for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial.

Revenue for contracts is recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in service revenue. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform international clinical trials by opening offices in Australia, Chile, France, and Israel in 1996 and Italy and Scotland in 1997. The Company has made significant investments in the marketing and infrastructure of its core European operations; however, net revenue has not sufficiently grown to cover the increased expense levels and in the fourth quarter of 1997 the Company decided to reduce its general and administrative workforce (see restructuring charge discussion below). The Company is focused on generating new business while controlling its cost structure.

Contracts between the Company's subsidiaries (primarily in Canada and to a lesser extent in the United Kingdom) and their clients may be denominated in a currency other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of the subsidiary, such subsidiaries' earnings related to these contracts could be affected by fluctuations in exchange rates. Generally, the Company attempts to contractually limit its future foreign exchange risks with its clients. In addition, the Company may use future foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The Company's subsidiaries located outside the United States generated approximately 50% of its net revenue for the year ended December 31, 1997. More than half of the non U.S. revenue was generated by the Company's Canadian subsidiary. Therefore, fluctuations in exchange rates may have a material effect on the earnings of the Company.

The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a component of other comprehensive income (loss) in stockholders' equity. Such adjustments may in the future be material to the Company's financial statements.

RECENT DEVELOPMENTS

The Company developed a new business plan in April, 1998 which includes consolidation of the Company's Lexington, Kentucky data management operations into the Company's new clinical research center in Research Triangle Park, North Carolina (see Restructuring Charges below); enhancement of the management team with the recent hirings of individuals with extensive experience in clinical drug development, information technology and business development; implementation of a $3.0 million incremental capital expenditure program to improve the Company's information technology platform; and acceleration of marketing efforts for renewed growth of sales.

The Company's new business contracted in the first quarter of 1998 of $11.4 million was significantly less than expected, primarily as a result of lower clinical sales as the Company focused on implementing the restructuring announced in December 1997 and developing and implementing its new business plan discussed above. As a result of previously announced contract cancellations in the fourth quarter of 1996 and first quarter of 1997, a level of new orders insufficient to cover these cancellations and the underperformance of the Company's European operations, the Company incurred a loss in fiscal 1997 and expects to incur a loss for fiscal 1998. With the Company's new business plan in place, the Company is now concentrating its energies on generating new study proposals, streamlining the proposal review process and improving customer focus.

MERGER WITH OVATION

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

RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company recorded a $1.6 million restructuring charge for costs to be incurred in reducing its administrative workforce, primarily in Europe. At December 31, 1997, the entire $1.6 million restructuring charge is included in accrued expenses as no termination benefits were paid as of year end. In the first quarter of 1998, the Company paid $852,000 of the restructuring costs, primarily in severance costs to 30 employees. At March 31, 1998, approximately $798,000 remains in accrued expenses for restructuring costs expected to be paid over the remainder of 1998.

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky will be consolidated into its new clinical research center in Research Triangle Park, North Carolina. In connection with the closing of the Company's Lexington facility, the Company will incur a restructuring charge estimated to approximate $5.0 million for the write-off of goodwill, lease costs and involuntary termination benefits which will be recorded in the second quarter of 1998.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net loss for the three months ended March 31, 1998 was $2.2 million, or $0.12 diluted loss per share, compared to net income in the same period of 1997 of $0.7 million or $0.04 diluted earnings per share. This decrease is primarily attributable to the cancellations of contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997, a level of new orders insufficient to cover the previously noted cancellations and the underperformance of the European operations. The decrease in backlog left the Company with unbillable resources related to those projects as well as a higher level of direct costs and selling, general and administrative expenses incurred to cover the expected higher revenue levels. None of the cancellations were related to service or quality problems. Due to the mix of contracts in backlog and the underperformance of the Company's European operations, revenue recognized was not sufficient to cover expenses and the Company incurred a loss in the first quarter of 1998.

Net service revenue decreased 17.3% to $23.6 million in the 1998 period from $28.6 million in 1997. This decrease resulted primarily from the cancellations of contracts and a level of new orders insufficient to cover these cancellations previously discussed.

Direct costs decreased 7.6% to $16.5 million in the three months ended March 31, 1998 from $17.9 million in the same period in 1997. Direct costs increased as a percentage of net service revenue to 69.9% from 62.5% due to unbillable resources resulting from the previously discussed project cancellations and underperformance of the Company's European operations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs increased 8.2% to $9.6 million in the three months ended March 31, 1998 from $8.9 million in the same period in 1997 primarily due to the opening of the Glasgow facility in November 1997 and increases in lease costs. Selling, general and administrative costs increased as a percentage of net service revenue to 40.7% from 31.1%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and underperformance of the European operations. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices or expand existing offices as described previously.

Depreciation and amortization expense increased 12.4% to $1.5 million in the three months ended March 31, 1998 compared to $1.3 million in the same period in 1997.

Interest income, net of interest expense, was $328,000 in the first quarter of 1998 compared to $342,000 in the same period of 1997.

The Company's benefit for income taxes was $1.4 million in the three months ended March 31, 1998 as compared to a provision of $0.1 million in the first quarter of 1997. The effective tax benefit rate in 1998 was 38.3% compared to an effective tax rate of 14.1% in 1997. The effective tax benefit rate for the 1998 period is primarily the result of the tax benefit associated with operating losses combined with research and development tax credits generated by the Company's Canadian subsidiary, while the effective tax rate for the 1997 period was primarily the result of the provision for income taxes partially offset by such research and development tax credits. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset related to a foreign jurisdiction for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary operating cash needs on both a short-term and long-term basis are the payment of salaries, office rent and travel expenses, as well as capital expenditures. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its Credit Facilities as defined below. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract receipts from the Company's clients vary according to the terms of each contract.

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

The Company has experienced a trend, which it expects will continue, in which clients place less emphasis on prepayments and greater emphasis on negotiated performance requirements. This trend has increased, and may continue to increase, days sales outstanding in accounts receivable. This trend could have an impact on the Company's ability to maintain its current level of working capital. The number of days sales outstanding in accounts receivable was 109 days at March 31, 1998, compared to 117 days at December 31, 1997 and 86 days at March 31, 1997. The number of days sales outstanding in accounts receivable net of advance billings was 75 days at March 31, 1998 compared to 82 days at December 31, 1997 and 61 days at March 31, 1997. The increase is primarily due to the change in payment methodology discussed above as well as a reduction in revenue resulting from the previously discussed contract cancellations.

The Company had cash and cash equivalents of $19.7 million at March 31, 1998 as compared to $28.3 million at December 31, 1997 and $27.7 million at March 31, 1997.

During the three months ended March 31, 1998, net cash used by operating activities totaled $6.5 million, primarily due to a loss before depreciation and amortization of $0.5 million, an increase in accounts receivable of $2.3 million, an increase in net tax receivables of $1.5 million, a decrease in accounts payables and accrued expenses of $2.6 million, and an increase in other current assets of $2.3 million, which was partially offset by an increase in net payables to investigators of $2.7 million.

Cash used in investing activities of $2.6 million during the first quarter of 1998 consisted of capital expenditures of $1.0 million and the purchase of an option to acquire MPI, Inc. for $1.6 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. Capital expenditures are estimated to be approximately $15.0 million in 1998, of which approximately one-half relates to leasehold improvements to be paid when the Company moves into its new clinical research center in Research Triangle Park, North Carolina, improvements to be made to the Company's information technology platform, and expansion of the Company's preclinical Canadian facility.

In the first quarter of 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million. Credit availability under the Company's new domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.5 million. There were no borrowings outstanding under the lines of credit at March 31, 1998. Commitment availability at March 31, 1998 has been reduced by issued letters of credit of approximately $750,000. The lines are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government in March 1998. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and available borrowings under its Credit Facilities. Although pressure on cash reserves is expected, the Company estimates that its sources of cash will be sufficient to fund the Company's current operations, including planned capital expenditures, over the next year. There may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

QUARTERLY RESULTS

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

YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. This software recognizes a date using "00" as the year 1900 rather than 2000 which could result in system failures, miscalculations, etc. Based upon a recent assessment, the Company has determined certain software programs and computer hardware will be modified or replaced as part of its on-going capital expenditure program so that such programs are Year 2000 compliant. The cost associated with these modifications and/or replacement is not expected to be material to the Company. However, there can be no guarantee that the software of outside vendors on which the Company's systems rely will be timely converted.

EXCHANGE RATE FLUCTUATIONS

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

INCOME TAXES

The Company's financial statements do not reflect U.S. or additional foreign taxes on the possible distribution of undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Should the Company determine the need to distribute these undistributed earnings of foreign subsidiaries, it would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various countries.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------
    10.1     Loan and Security Agreement dated March 27, 1998
             by and between NationsBank of Tennessee, N.A. and
             the Registrant and certain of its subsidiaries*

    11       Computation of Per Share Earnings

    27       Financial Data Schedule (SEC use only)

* A copy of the List of Exhibits to the Loan and Security Agreement has been included. The exhibits have been omitted, but the Registrant shall furnish supplementally a copy of any omitted exhibit to the Commission upon request.

 (b)     Reports on Form 8-K

         The following report on Form 8-K was filed by the Company during the quarter ended March 31, 1998:

                                                              Any Financial
         Date of Current Report     Item(s) Reported        Statements Filed
         ----------------------     ----------------        ----------------
             January 30, 1998      Item 5 - Other Events            No

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLINTRIALS RESEARCH INC.

Date: May 14, 1998                  By:  /s/JERRY R. MITCHELL, M.D., Ph.D.
                                         --------------------------------------
                                          Jerry R. Mitchell, M.D., Ph.D.
                                          President and Chief Executive Officer

Date: May 14, 1998                  By:  /s/ MARY A. CHAPUT
                                         --------------------------------------
                                          Mary A. Chaput
                                          Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)