Form 10-Q
period 1998-06-30
CLINTRIALS RESEARCH INC
filed 1998-08-14
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1998, there were 18,230,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION
         Item 1.     Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets                           1
                       Condensed Consolidated Statements of Operations:
                            Three Months Ended June 30, 1997 and 1998                  2
                            Six Months Ended June 30, 1997 and 1998                    3
                       Condensed Consolidated Statements of Cash Flows                 4
                       Notes to Condensed Consolidated Financial Statements            5
         Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                       8

PART II.             OTHER INFORMATION
         Item 6.     Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                            16

EXHIBIT 11

EXHIBIT 27

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                             DECEMBER 31,     JUNE 30,
                                                                1997           1998
                                                                ----           ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $  28,275     $  12,783
  Accounts receivable                                            33,725        33,000
  Advance payments to investigators                                 939            --
  Income taxes receivable                                         3,167         6,304
  Deferred income taxes                                           2,511         1,001
  Other current assets                                            2,531         3,775
                                                              ---------     ---------
Total current assets                                             71,148        56,863

Property, plant and equipment:
  Land, buildings and leasehold improvements                     16,825        18,710
  Equipment                                                      25,625        28,725
  Furniture and fixtures                                          5,347         5,453
                                                              ---------     ---------
                                                                 47,797        52,888
  Less: accumulated depreciation and amortization                13,025        15,052
                                                              ---------     ---------
                                                                 34,772        37,836
Other assets:
  Excess of purchase price over net assets acquired              38,687        35,652
  Other assets                                                      372         1,997
                                                              ---------     ---------
                                                                 39,059        37,649
                                                              ---------     ---------
                                                              $ 144,979     $ 132,348
                                                              =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $   6,839     $   6,729
  Advance billings                                               10,468         9,239
  Payables to investigators                                       1,278         1,905
  Accrued expenses                                                7,739         9,083
  Income taxes payable                                              183           138
  Current maturities of long-term debt                               --            92
                                                              ---------     ---------
Total current liabilities                                        26,507        27,186

Deferred income taxes                                             2,694         3,405
Long-term debt                                                       --           277
Commitments and contingencies                                        --            --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued or outstanding                    --            --
  Common Stock, $.01 par value - 50,000,000 shares
      authorized; issued and outstanding 18,181,765 and
      18,195,859 in 1997 and 1998, respectively                     182           182
  Additional paid-in capital                                    127,160       127,227
  Retained earnings(deficit)                                     (9,313)      (22,029)
  Accumulated other comprehensive income(loss)                   (2,251)       (3,900)
                                                              ---------     ---------
Total stockholders' equity                                      115,778       101,480
                                                              ---------     ---------
                                                              $ 144,979     $ 132,348
                                                              =========     =========


            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)


                                                    1997        1998
                                                    ----        ----
Revenue:
  Service revenue                                $ 30,629     $ 29,345
  Less: Subcontractor costs                         4,634        6,457
                                                 --------     --------
Net service revenue                                25,995       22,888
Operating costs and expenses:
  Direct costs                                     17,417       15,880
  Selling, general and administrative costs         9,401       10,009
  Depreciation and amortization                     1,355        1,391
  Restructuring charge                                 --        6,364
                                                 --------     --------
Loss from operations                               (2,178)     (10,756)
Other income(expense):
  Interest income                                     290          218
  Interest expense                                     (5)         (11)
                                                 --------     --------
                                                      285          207
                                                 --------     --------
Loss before income taxes                           (1,893)     (10,549)
Benefit for income taxes                             (413)         (73)
                                                 --------     --------
Net loss                                         $ (1,480)    $(10,476)
                                                 ========     ========


Loss per share:
  Basic                                          $  (0.08)    $  (0.58)
  Diluted                                        $  (0.08)    $  (0.58)
Number of shares and common stock equivalents
used in computing loss per share:
  Basic                                            18,146       18,195
  Diluted                                          18,146       18,195



            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                   1997         1998
                                                   ----         ----
Revenue:
  Service revenue                                $ 67,906     $ 58,622
  Less: Subcontractor costs                        13,308       12,086
                                                 --------     --------
Net service revenue                                54,598       46,536
Operating costs and expenses:
  Direct costs                                     35,301       32,407
  Selling, general and administrative costs        18,297       19,637
  Depreciation and amortization                     2,649        2,845
  Restructuring charge                                 --        6,364
                                                 --------     --------
Loss from operations                               (1,649)     (14,717)
Other income(expense):
  Interest income                                     643          552
  Interest expense                                    (16)         (17)
                                                 --------     --------
                                                      627          535
                                                 --------     --------
Loss before income taxes                           (1,022)     (14,182)
Benefit for income taxes                             (290)      (1,466)
                                                 --------     --------
Net loss                                         $   (732)    $(12,716)
                                                 ========     ========

Loss per share:
  Basic                                          $  (0.04)    $  (0.70)
  Diluted                                        $  (0.04)    $  (0.70)
Number of shares and common stock equivalents
used in computing loss per share:
  Basic                                            18,132       18,190
  Diluted                                          18,132       18,190



            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS)

                                                        1997        1998
                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (732)    $(12,716)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                         3,135        3,328
  Changes in operating assets and liabilities          (9,610)       1,090
  Other                                                    52           21
                                                     --------     --------
Net cash used in operating activities                  (7,155)      (8,277)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net      (4,252)      (5,971)
    Costs associated with purchase of option to
    acquire MPI                                            --       (1,552)
                                                     --------     --------
Net cash used in investing activities                  (4,252)      (7,523)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  359           46
  Proceeds received on long-term debt borrowings           --          382
                                                     --------     --------
Net cash provided by financing activities                 359          428
Effect of exchange rate changes on cash                   (19)        (120)
                                                     --------     --------
Net decrease in cash and cash equivalents             (11,067)     (15,492)
Cash and cash equivalents at beginning of period       38,134       28,275
                                                     --------     --------
Cash and cash equivalents at end of period           $ 27,067     $ 12,783
                                                     ========     ========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2-EARNINGS (LOSS) PER SHARE

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires presentation of both Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while diluted EPS also includes the dilutive effect of common stock equivalents. Diluted loss per share for the three months ended June 30, 1997 and 1998 does not include common stock equivalents of 332,000 and 248,000, respectively, as their effect would be anti-dilutive. Diluted loss per share for the six months ended June 30, 1997 and 1998 does not include common stock equivalents of 368,000 and 262,000, respectively, as their effect would be anti-dilutive. Prior period earnings per share amounts have been restated to present Basic EPS and Diluted EPS. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol "CCRO".

NOTE 3-COMPREHENSIVE INCOME (LOSS)

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

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                     -------------------
                                                     1997           1998
                                                     ----           ----
     Net loss                                      $(1,480)      $(10,476)
     Foreign currency translation adjustments          165         (2,192)
                                                   -------       --------
     Comprehensive loss                            $(1,315)      $(12,668)
                                                   =======       ========


                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                    -------------------
                                                    1997           1998
                                                    ----           ----
     Net loss                                      $  (732)      $(12,716)
     Foreign currency translation adjustments         (866)        (1,649)
                                                   -------       --------
     Comprehensive loss                            $(1,598)      $(14,365)
                                                   =======       ========


NOTE 4-BENEFIT FOR INCOME TAXES

The effective tax benefit rate was 21.8% and 0.7% for the three months ended June 30, 1997 and 1998, respectively, and was 28.4% and 10.3% for the six months ended June 30, 1997 and 1998, respectively. The effective tax benefit rate declined in 1998 as the Company fully realized its available tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $2.8 million in the second quarter of 1998 for its deferred tax assets primarily related to the Company's potential tax benefit associated with its operating loss in the second quarter of 1998.

NOTE 5-LONG-TERM DEBT

In March 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million. Credit availability under the Company's new domestic line of credit and its foreign line of credit ("Credit Facilities") totals approximately $18.4 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective bank's prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On June 30, 1998, there were no borrowings outstanding under the lines of credit. Commitment availability at June 30, 1998 has been reduced by issued letters of credit of approximately $730,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

In March 1998, the Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

NOTE 6-CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $550,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 7-RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company accrued $1.6 million at December 31, 1997, for restructuring costs to be incurred in 1998 in reducing its administrative workforce, primarily in Europe. In the six months ended June 30, 1998, the Company paid $1.4 million of the restructuring costs, primarily in severance costs to approximately 35 employees. At June 30, 1998, $0.2 million remains in accrued expenses for restructuring costs expected to be paid by the end of 1998.

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky would be closed and consolidated into its new clinical research center in Research Triangle Park, North Carolina. The Company recorded a restructuring charge of $6.4 million in the second quarter of 1998 in connection with the closing of the Company's Lexington facility, severance costs for the termination of 90 employees and costs associated with leases following the Company's restructuring decision to consolidate facilities. The 1998 restructuring charge consists of the following (in thousands):


                                                                            BALANCE IN
                                                               AMOUNT OF     ACCRUED
                                                             RESTRUCTURING   EXPENSES
                                                                CHARGE      AT 6/30/98
                                                             -------------   ----------
     Write down of assets in connection with closure of
         Lexington facility                                      $1,983        $  485
     Lease costs associated with consolidation of facilities      1,976         1,514
     Severance costs                                              2,132           341
     Other                                                          273            80
                                                                 ------        ------
                                                                 $6,364        $2,420
                                                                 ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The information set forth and discussed below for the three and six months ended June 30, 1998 and 1997 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

Revenue for contracts is typically recognized on a percentage of completion basis as work is performed. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of gross service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

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

RECENT DEVELOPMENTS

The Company implemented a new business plan in April, 1998 which includes the following: consolidation of the Company's Lexington, Kentucky data management operations into the Company's new clinical research center in Research Triangle Park, North Carolina (see Restructuring Charges below); enhancement of the management team with the recent hirings of individuals with extensive experience in clinical drug development, information technology and business development; implementation of a $3.0 million incremental capital expenditure program to improve the Company's information technology platform; and acceleration of marketing efforts for renewed growth of sales.

The Company's new business contracted in the first quarter of 1998 of $11.4 million was significantly less than expected, primarily as a result of lower clinical sales as the Company focused on implementing the restructuring announced in December 1997 and developing and implementing its new business plan discussed above. As a result of previously announced contract cancellations in the fourth quarter of 1996 and first quarter of 1997, a level of new orders insufficient to cover these cancellations and the underperformance of the Company's European operations, the Company incurred a loss in fiscal 1997 and expects to incur a loss for fiscal 1998. With the Company's new business plan in place, the Company is now concentrating its energies on generating new study proposals, streamlining the proposal review process and implementing a product development focus with its customers. In the second quarter of 1998 new orders signed improved to $23.8 million.

RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company recorded a $1.6 million restructuring charge for costs to be incurred in reducing its administrative workforce, primarily in Europe. At December 31, 1997, the entire $1.6 million restructuring charge is included in accrued expenses as no termination benefits were paid as of year end. In the six months ended June 30, 1998, the Company paid $1.4 million of the restructuring costs, primarily in severance costs to approximately 35 employees. At June 30, 1998, approximately $0.2 million remains in accrued expenses for termination benefits expected to be paid by the end of 1998.

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky would be closed and consolidated into its new clinical research center in Research Triangle Park, North Carolina. The Company recorded a restructuring charge of $6.4 million in the second quarter of 1998 in connection with the closing of the Company's Lexington facility, severance costs for the termination of 90 employees and costs associated with leases following the Company's restructuring decision to consolidate facilities. The 1998 restructuring charge consists of the following (in thousands):


                                                                             BALANCE IN
                                                                AMOUNT OF       ACCRUED
                                                             RESTRUCTURING     EXPENSES
                                                                 CHARGE       AT 6/30/98
                                                             -------------   -----------
     Write down of assets in connection with closure of
         Lexington facility                                       $1,983        $  485
     Lease costs associated with consolidation of facilities       1,976         1,514
     Severance costs                                               2,132           341
     Other                                                           273            80
                                                                  ------        ------
                                                                  $6,364        $2,420
                                                                  ======        ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net loss for the three months ended June 30, 1998 was $10.5 million, or $0.58 diluted loss per share, compared to a net loss in the same period of 1997 of $1.5 million or $0.08 diluted loss per share. The increase in the net loss is primarily attributable to the $6.4 million restructuring charge in 1998 (discussed above); the significant decrease in the Company's effective tax benefit rate (discussed below); the cancellations of contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 (discussed previously) along with a level of new orders in previous quarters insufficient to cover these cancellations. The benefits from recent Company decisions to reduce overhead and consolidate operations have not yet been fully realized. As a result, revenue recognized has not been sufficient to cover expenses since the second quarter of 1997.

Net service revenue decreased 12.0% to $22.9 million in the 1998 period from $26.0 million in 1997. This decrease resulted primarily from a level of new orders insufficient to cover prior period cancellations of contracts previously discussed.

Direct costs decreased 8.8% to $15.9 million in the three months ended June 30, 1998 from $17.4 million in the same period in 1997. Direct costs increased as a percentage of net service revenue to 69.4% from 67.0% due to unbillable resources resulting from the previously discussed project cancellations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs increased 6.5% to $10.0 million in the three months ended June 30, 1998 from $9.4 million in the same period in 1997 primarily due to the opening of the Glasgow facility in November 1997, increases in lease costs and one-time costs to move into the Company's new clinical research center in Research Triangle Park, North Carolina. Selling, general and administrative costs increased as a percentage of net service revenue to 43.7% from 36.2%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense was $1.4 million in the three months ended June 30, 1998 and 1997 as increased depreciation resulting from 1998 capital expenditures was offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $0.2 million in the second quarter of 1998 compared to $0.3 million in the same period of 1997.

The Company's benefit for income taxes was $0.1 million in the three months ended June 30, 1998 as compared to $0.4 million in the second quarter of 1997. The effective tax benefit rate in second quarter of 1998 was 0.1% compared to 21.8% in the same period in 1997. The effective tax benefit rate declined in 1998 as the Company fully realized its available tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $2.8 million in the second quarter of 1998 for its deferred tax assets primarily related to the Company's potential tax benefit associated with its operating loss in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net loss for the six months ended June 30, 1998 was $12.7 million, or $0.70 diluted loss per share, compared to a net loss in the same period of 1997 of $0.7 million or $0.04 diluted loss per share. The increase in the net loss is primarily attributable to the $6.4 million restructuring charge in 1998 (discussed above); the significant decrease in the Company's effective tax benefit rate (discussed below); the cancellations of contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 (discussed previously) along with a level of new orders in previous quarters insufficient to cover the previously noted cancellations; and the underperformance of the Company's European operations. As a result, revenue recognized has not been sufficient to cover expenses since the second quarter of 1997.

Net service revenue decreased 14.8% to $46.5 million in the 1998 period from $54.6 million in 1997. This decrease resulted primarily from a level of new orders insufficient to cover prior period cancellations of contracts previously discussed.

Direct costs decreased 8.2% to $32.4 million in the six months ended June 30, 1998 from $35.3 million in the same period in 1997. Direct costs increased as a percentage of net service revenue to 69.6% from 64.7% due to unbillable resources resulting from the previously discussed project cancellations and underperformance of the Company's European operations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs increased 7.3% to $19.6 million in the six months ended June 30, 1998 from $18.3 million in the same period in 1997 primarily due to the opening of the Glasgow facility in November 1997, increases in lease costs and one-time costs to move into the Company's new clinical research center in Research Triangle Park, North Carolina. Selling, general and administrative costs increased as a percentage of net service revenue to 42.2% from 33.5%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and underperformance of the European operations. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 7.4% to $2.8 million in the six months ended June 30, 1998 compared to $2.6 million in the same period in 1997.

Interest income, net of interest expense, was $0.5 million in the first six months of 1998 compared to $0.6 million in the same period of 1997.

The Company's benefit for income taxes was $1.5 million in the six months ended June 30, 1998 as compared to $0.3 million in the first six months of 1997. The effective tax benefit rate in the six months ended June 30, 1998 was 10.3% compared to 28.4% in the same period in 1997. The effective tax benefit rate declined in 1998 as the Company fully realized its available tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $2.8 million in the second quarter of 1998 for its deferred tax assets primarily related to the Company's potential tax benefit associated with its operating loss in the second quarter of 1998.

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

The Company's contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated. Payments are generally received upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis throughout the life of the contract. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting). Therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable was 113 days at June 30, 1998, compared to 117 days at December 31, 1997 and 118 days at June 30, 1997. The number of days sales outstanding in accounts receivable net of advance billings was 81 days at June 30, 1998 compared to 82 days at December 31, 1997 and 88 days at June 30, 1997.

The Company had cash and cash equivalents of $12.8 million at June 30, 1998 as compared to $28.3 million at December 31, 1997 and $27.1 million at June 30, 1997.

During the six months ended June 30, 1998, net cash used by operating activities totaled $8.3 million, primarily due to a loss before depreciation and amortization of $9.4 million (of which $6.4 million related to the restructuring charge), an increase in net accounts receivable (net of advance billings) of $0.5 million and an increase in net tax receivables of $1.0 million, which was partially offset by an increase in accrued expenses, accounts payable and net payables to investigators of $2.8 million.

Cash used in investing activities of $7.5 million during the first six months of 1998 consisted of capital expenditures of $6.0 million and the costs associated with the purchase of an option to acquire MPI, Inc. for $1.6 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. Capital expenditures are estimated to be approximately $15.0 million in 1998, of which approximately one-half relates to leasehold improvements to the Company's new clinical research center in Research Triangle Park, North Carolina, improvements to be made to the Company's information technology platform, and expansion of the Company's preclinical Canadian facility.

In the first quarter of 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million. Credit availability under the Company's new domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.4 million. There were no borrowings outstanding under the lines of credit at June 30, 1998. Commitment availability at June 30, 1998 has been reduced by issued letters of credit of approximately $730,000. The lines are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government in March 1998. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

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

QUARTERLY RESULTS

The Company's quarterly operating results may fluctuate as a result of factors such as delays experienced in implementing or completing particular clinical trials and termination of clinical trials, the costs associated with integrating acquired operations, foreign exchange fluctuations, as well as the costs associated with opening new offices. Since a high percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
11                Computation of Per Share Earnings

27                Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CLINTRIALS RESEARCH INC.

Date: August 14, 1998           By: /s/ JERRY R. MITCHELL, M.D., Ph.D.
                                Jerry R. Mitchell, M.D., Ph.D.
                                President and Chief Executive Officer

Date: August 14, 1998           By: /s/ MARY A. CHAPUT
                                Mary A. Chaput Vice President and
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)