Form 10-Q
period 1998-09-30
CLINTRIALS RESEARCH INC
filed 1998-11-16
CIK 870978

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 0-22510

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1998, there were 18,230,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets                          1
                Condensed Consolidated Statements of Operations:
                     Three Months Ended September 30, 1997 and 1998            2
                     Nine Months Ended September 30, 1997 and 1998             3
                Condensed Consolidated Statements of Cash Flows                4
                Notes to Condensed Consolidated Financial Statements           5
     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      8

PART II.      OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                    16

EXHIBIT 11

EXHIBIT 27

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                 1997             1998
                                                                 ----             ----
                          ASSETS
Current assets:
  Cash and cash equivalents                                   $  28,275        $   8,569
  Accounts receivable                                            33,725           31,584
  Advance payments to investigators                                 939             --
  Income taxes receivable                                         3,167            7,172
  Deferred income taxes                                           2,511              620
  Other current assets                                            2,531            3,079
                                                              ---------        ---------
Total current assets                                             71,148           51,024

Property, plant and equipment:
  Land, buildings and leasehold improvements                     16,825           19,534
  Equipment                                                      25,625           29,811
  Furniture and fixtures                                          5,347            5,395
                                                              ---------        ---------
                                                                 47,797           54,740
  Less: accumulated depreciation and amortization                13,025           16,292
                                                              ---------        ---------
                                                                 34,772           38,448
Other assets:
  Excess of purchase price over net assets acquired              38,687           33,926
  Other assets                                                      372            2,000
                                                              ---------        ---------
                                                                 39,059           35,926
                                                              ---------        ---------
                                                              $ 144,979        $ 125,398
                                                              =========        =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $   6,839        $   5,294
  Advance billings                                               10,468           11,046
  Payables to investigators                                       1,278            1,406
  Accrued expenses                                                7,739            8,696
  Income taxes payable                                              183              306
  Current maturities of long-term debt                             --                 88
                                                              ---------        ---------
Total current liabilities                                        26,507           26,836

Deferred income taxes                                             2,694            3,597
Long-term debt                                                     --                266
Commitments and contingencies                                      --               --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued or outstanding                  --               --
  Common Stock, $.01 par value - 50,000,000 shares
      authorized; issued and outstanding 18,181,765 and
      18,230,172 in 1997 and 1998, respectively                     182              182
  Additional paid-in capital                                    127,160          127,329
  Retained earnings(deficit)                                     (9,313)         (26,282)
  Accumulated other comprehensive income(loss)                   (2,251)          (6,530)
                                                              ---------        ---------
Total stockholders' equity                                      115,778           94,699
                                                              ---------        ---------
                                                              $ 144,979        $ 125,398
                                                              =========        =========



            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)


                                                      1997            1998
                                                    --------        --------
Revenue:
  Service revenue                                   $ 27,529        $ 24,187
  Less: Subcontractor costs                            3,330           3,186
                                                    --------        --------
Net service revenue                                   24,199          21,001
Operating costs and expenses:
  Direct costs                                        17,425          14,840
  Selling, general and administrative costs            9,620           9,005
  Depreciation and amortization                        1,388           1,433
                                                    --------        --------
Loss from operations                                  (4,234)         (4,277)
Other income(expense):
  Interest income                                        275             148
  Interest expense                                        (5)             (6)
                                                    --------        --------
                                                         270             142
                                                    --------        --------
Loss before income taxes                              (3,964)         (4,135)
Provision (benefit) for income taxes                  (1,189)            118
                                                    --------        --------
Net loss                                            $ (2,775)       $ (4,253)
                                                    ========        ========


Loss per share:
  Basic                                             $  (0.15)       $  (0.23)
  Diluted                                           $  (0.15)       $  (0.23)
Number of shares and common stock equivalents
used in computing loss per share:
  Basic                                               18,180          18,219
  Diluted                                             18,180          18,219



            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                      1997            1998
                                                    --------        --------
Revenue:
  Service revenue                                   $ 95,435        $ 82,809
  Less: Subcontractor costs                           16,638          15,272
                                                    --------        --------
Net service revenue                                   78,797          67,537
Operating costs and expenses:
  Direct costs                                        52,726          47,247
  Selling, general and administrative costs           27,917          28,642
  Depreciation and amortization                        4,037           4,278
  Restructuring charge                                  --             6,364
                                                    --------        --------
Loss from operations                                  (5,883)        (18,994)
Other income(expense):
  Interest income                                        918             700
  Interest expense                                       (21)            (23)
                                                    --------        --------
                                                         897             677
                                                    --------        --------
Loss before income taxes                              (4,986)        (18,317)
Benefit for income taxes                              (1,479)         (1,348)
                                                    --------        --------
Net loss                                            $ (3,507)       $(16,969)
                                                    ========        ========

Loss per share:
  Basic                                             $  (0.19)       $  (0.93)
  Diluted                                           $  (0.19)       $  (0.93)
Number of shares and common stock equivalents
used in computing loss per share:
  Basic                                               18,148          18,200
  Diluted                                             18,148          18,200



            See notes to condensed consolidated financial statements

CLINTRIALS RESEARCH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
(UNAUDITED)
(IN THOUSANDS)

                                                           1997            1998
                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $ (3,507)       $(16,969)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            4,756           5,015
   Changes in operating assets and liabilities             (8,747)          2,293
   Other                                                       52             132
                                                         --------        --------
Net cash used in operating activities                      (7,446)         (9,529)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net         (5,572)         (8,833)
   Costs associated with purchase of option to
     acquire MPI                                             --            (1,552)
                                                         --------        --------
Net cash used in investing activities                      (5,572)        (10,385)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                     376             140
   Proceeds received on long-term debt borrowings            --               382
                                                         --------        --------
Net cash provided by financing activities                     376             522
Effect of exchange rate changes on cash                      (455)           (314)
                                                         --------        --------
Net decrease in cash and cash equivalents                 (13,097)        (19,706)
Cash and cash equivalents at beginning of period           38,134          28,275
                                                         --------        --------
Cash and cash equivalents at end of period               $ 25,037        $  8,569
                                                         ========        ========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2-EARNINGS (LOSS) PER SHARE

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires presentation of both Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while diluted EPS also includes the dilutive effect of common stock equivalents. Diluted loss per share for the three months ended September 30, 1997 and 1998 does not include common stock equivalents of 340,000 and 457,000, respectively, as their effect would be anti-dilutive. Diluted loss per share for the nine months ended September 30, 1997 and 1998 does not include common stock equivalents of 359,000 and 417,000, respectively, as their effect would be anti-dilutive. Prior period earnings per share amounts have been restated to present Basic EPS and Diluted EPS. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol "CCRO".

NOTE 3-COMPREHENSIVE INCOME (LOSS)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") on January 1, 1998. SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company to include foreign currency translation adjustments, which were previously reported by the Company as a separate component of stockholders' equity, in other comprehensive income. Accumulated other comprehensive income (loss) consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130. Prior period amounts have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------

                                                         1997             1998
                                                       -------          -------
Net loss                                               $(2,775)         $(4,253)
Foreign currency translation adjustments                  (219)          (2,630)
                                                       -------          -------
Comprehensive loss                                     $(2,994)         $(6,883)
                                                       =======          =======


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------

                                                       1997              1998
                                                      -------          --------
Net loss                                              $(3,507)         $(16,969)
Foreign currency translation adjustments               (1,085)           (4,279)
                                                      -------          --------
Comprehensive loss                                    $(4,592)         $(21,248)
                                                      =======          ========

NOTE 4-PROVISION (BENEFIT) FOR INCOME TAXES

The effective tax rate was 2.9% for the three months ended September 30, 1998, compared to an effective tax benefit rate of 30.0% for the three months ended September 30, 1997. The effective tax benefit rate was 7.4% and 29.7% for the nine months ended September 30, 1998 and 1997, respectively. The effective tax benefit rate declined in 1998 as the Company fully realized its available tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $4.8 million in the nine months ended September 30, 1998 for its deferred tax assets primarily related to the Company's potential tax benefit of such loss carryforwards associated with its operating loss in the second and third quarters of 1998.

NOTE 5-LONG-TERM DEBT

In March 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's new domestic line of credit and its foreign line of credit ("Credit Facilities") totals approximately $18.3 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective bank's prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On September 30, 1998, there were no borrowings outstanding under the lines of credit. Commitment availability at September 30, 1998 has been reduced by issued letters of credit of approximately $701,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

In March 1998, the Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

NOTE 6-CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $525,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 7-RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company accrued $1.6 million at December 31, 1997, for restructuring costs to be incurred in 1998 in reducing its administrative workforce, primarily in Europe. In the nine months ended September 30, 1998, the Company paid $1.5 million of the restructuring costs, primarily in severance costs to 35 employees. At September 30, 1998, $0.1 million remains in accrued expenses for restructuring costs expected to be paid by the end of 1998.

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


                                                                          BALANCE IN
                                                            AMOUNT OF       ACCRUED
                                                          RESTRUCTURING    EXPENSES
                                                             CHARGE       AT 9/30/98
                                                          -------------   ----------
Write down of assets in connection with closure of
    Lexington facility                                       $1,983         $  485
Lease costs associated with consolidation of
    facilities                                                1,976          1,112
Severance costs                                               2,132            336
Other                                                           273             31
                                                             ------         ------
                                                             $6,364         $1,964
                                                             ======         ======

NOTE 8-RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") will require the Company to disclose segment information about its services, geographic areas and major customers. The Company will begin disclosing this information in accordance with SFAS No. 131 in its annual report on Form 10-K for the year ended December 31, 1998.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 effective January 1, 2000. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The information set forth and discussed below for the three and nine months ended September 30, 1998 and 1997 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

Revenue for contracts is recorded in accordance with SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of gross service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and is expected to continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

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

Contracts between the Company's subsidiaries (primarily in Canada and to a lesser extent in the United Kingdom) and their clients may be denominated in a currency other than the local currency of the subsidiary. Because substantially all of the subsidiaries' expenses are paid in the local currency of the subsidiary, such subsidiaries' earnings related to these contracts could be affected by fluctuations in exchange rates. Generally, the Company attempts to contractually limit its future foreign exchange risks with its clients. In addition, the Company may use future foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in one currency and paid for by the client in another currency. The Company's subsidiaries located outside the United States generated approximately 50% of its net revenue for the nine months ended September 30, 1998 and 1997. More than half of the non U.S. revenue was generated by the Company's Canadian subsidiary. Therefore, fluctuations in exchange rates may have a material effect on the earnings of the Company.

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

The Company's new business contracted in the first quarter of 1998 of $11.4 million was significantly less than expected, primarily as a result of lower clinical sales as the Company focused on implementing the restructuring announced in December 1997 and April 1998 and developing and implementing its new business plan discussed above. As a result of previously announced contract cancellations in the fourth quarter of 1996 and first quarter of 1997, a level of new orders insufficient to cover these cancellations and the underperformance of the Company's European operations, the Company incurred a loss in fiscal 1997 and expects to incur a loss for fiscal 1998. With the Company's new business plan in place, the Company is now concentrating its energies on generating new study proposals, streamlining the proposal review process and implementing a product development focus with its customers. New orders signed have improved to $23.8 million in the second quarter of 1998 and $31.3 million in the third quarter of 1998; however, due to the start-up schedules of these new orders and the low level of new orders prior to the second quarter of 1998, the Company expects that revenues and earnings per share for the fourth quarter of 1998 and the first quarter of 1999 will be below third quarter 1998 levels.

RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company recorded a $1.6 million restructuring charge for costs to be incurred in reducing its administrative workforce, primarily in Europe. At December 31, 1997, the entire $1.6 million restructuring charge is included in accrued expenses as no termination benefits were paid as of year end. In the nine months ended September 30, 1998, the Company paid $1.5 million of the restructuring costs, primarily in severance costs to 35 employees. At September 30, 1998, approximately $0.1 million remains in accrued expenses for restructuring costs expected to be paid by the end of 1998.

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


                                                                          BALANCE IN
                                                            AMOUNT OF       ACCRUED
                                                          RESTRUCTURING    EXPENSES
                                                             CHARGE       AT 9/30/98
                                                          -------------   ----------
Write down of assets in connection with closure of
    Lexington facility                                       $1,983         $  485
Lease costs associated with consolidation of
    facilities                                                1,976          1,112
Severance costs                                               2,132            336
Other                                                           273             31
                                                             ------         ------
                                                             $6,364         $1,964
                                                             ======         ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net loss for the three months ended September 30, 1998 was $4.3 million, or $0.23 diluted loss per share, compared to a net loss in the same period of 1997 of $2.8 million or $0.15 diluted loss per share. The increase in the net loss is primarily attributable to the valuation allowance recorded in 1998 on deferred tax assets associated with loss carryforwards resulting from the Company's 1998 operating loss (discussed below).

Net service revenue decreased 13.2% to $21.0 million in the 1998 period from $24.2 million in 1997. This decrease resulted primarily from a level of new orders insufficient to cover prior period cancellations of contracts previously discussed.

Direct costs decreased 14.8% to $14.8 million in the three months ended September 30, 1998 from $17.4 million in the same period in 1997. Direct costs decreased as a percentage of net service revenue to 70.7% from 72.0%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs decreased 6.4% to $9.0 million in the three months ended September 30, 1998 from $9.6 million in the same period in 1997 primarily due to cost savings from the closing of the Company's Lexington facility in April, 1998. Selling, general and administrative costs increased as a percentage of net service revenue to 42.9% from 39.8%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense was $1.4 million in the three months ended September 30, 1998 and 1997 as increased depreciation resulting from 1998 capital expenditures was offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $0.1 million in the third quarter of 1998 compared to $0.3 million in the same period of 1997.

The Company's provision for income taxes was $0.1 million in the three months ended September 30, 1998 as compared to an income tax benefit of $1.2 million in the third quarter of 1997. The effective tax rate in the third quarter of 1998 was 2.9% compared to an effective tax benefit rate of 30.0% in the same period in 1997. The effective tax benefit rate declined in 1998 as the Company fully realized its available tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $2.0 million in the third quarter of 1998 for its deferred tax assets primarily related to the Company's potential tax benefit associated with its operating loss in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net loss for the nine months ended September 30, 1998 was $17.0 million, or $0.93 diluted loss per share, compared to a net loss in the same period of 1997 of $3.5 million or $0.19 diluted loss per share. The increase in the net loss is primarily attributable to the $6.4 million restructuring charge in the second quarter of 1998 (discussed above); the significant decrease in the Company's effective tax benefit rate (discussed below); and the cancellations of contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 (discussed previously) along with a level of new orders in previous quarters insufficient to cover the previously noted cancellations. As a result, revenue recognized has not been sufficient to cover expenses since the second quarter of 1997.

Net service revenue decreased 14.3% to $67.5 million in the 1998 period from $78.8 million in 1997. This decrease resulted primarily from a level of new orders through March 31, 1998 which were insufficient to cover prior period cancellations of contracts previously discussed.

Direct costs decreased 10.4% to $47.2 million in the nine months ended September 30, 1998 from $52.7 million in the same period in 1997. Direct costs increased as a percentage of net service revenue to 70.0% from 66.9% due to unbillable resources resulting from the previously discussed project cancellations and an insufficient level of new orders through March 31, 1998 to cover these cancellations. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs increased 2.6% to $28.6 million in the nine months ended September 30, 1998 from $27.9 million in the same period in 1997 primarily due to the opening of the Glasgow facility in November 1997, increases in lease costs and one-time costs to move into the Company's new clinical research center in Research Triangle Park, North Carolina which offset cost savings from the closing of the Company's Lexington facility in April 1998. Selling, general and administrative costs increased as a percentage of net service revenue to 42.4% from 35.4%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from project cancellations and an insufficient level of new orders through March 31, 1998. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 6.0% to $4.3 million in the nine months ended September 30, 1998 compared to $4.0 million in the same period in 1997 as increased depreciation resulting from 1998 capital expenditures was partially offset by a decrease in depreciation and amortization for the closing of the Company's Lexington facility in April 1998.

Interest income, net of interest expense, was $0.7 million in the first nine months of 1998 compared to $0.9 million in the same period of 1997.

The Company's benefit for income taxes was $1.3 million in the nine months ended September 30, 1998 as compared to $1.5 million in the first nine months of 1997. The effective tax benefit rate in the nine months ended September 30, 1998 was 7.4% compared to 29.7% in the same period in 1997. The effective tax benefit rate declined in 1998 as the Company fully realized its available tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $4.8 million in 1998 for its deferred tax assets primarily related to the Company's potential tax benefit of such loss carryforwards associated with its operating loss in 1998.

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

The Company's contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated. Payments are generally received upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis throughout the life of the contract. As a result and as is customary in the contract research organization industry, contracts may have advance billings or unbilled receivables based upon the relationship between the payment schedule set by the contract and revenue recognized in accordance with the percentage of completion accounting method. As of September 30, 1998, the Company's advance billings were $11.0 million and its accounts receivables of $31.6 million included $11.5 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 130 days at September 30, 1998, compared to 117 days at December 31, 1997 and 126 days at September 30, 1997. The number of days sales outstanding in accounts receivable

(which includes unbilled receivables) net of advance billings was 88 days at September 30, 1998 compared to 82 days at December 31, 1997 and 88 days at September 30, 1997.

The Company had cash and cash equivalents of $8.6 million at September 30, 1998 as compared to $28.3 million at December 31, 1997 and $25.0 million at September 30, 1997.

During the nine months ended September 30, 1998, net cash used by operating activities totaled $9.5 million, primarily due to a loss before depreciation and amortization of $12.0 million (of which $6.4 million related to the restructuring charge), a decrease in accounts payable and accrued expenses of $0.6 million and an increase in net tax receivables of $1.1 million, which was partially offset by a decrease in net accounts receivable (net of advance billings) of $2.7 million and an increase in net payables to investigators of $1.1 million.

Cash used in investing activities of $10.4 million during the first nine months of 1998 consisted of capital expenditures of $8.8 million and the costs associated with the purchase of an option to acquire MPI, Inc. for $1.6 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. Capital expenditures are estimated to be approximately $14 million in 1998, of which approximately one-half relates to leasehold improvements to the Company's new clinical research center in Research Triangle Park, North Carolina, improvements to be made to the Company's information technology platform, and expansion of the Company's preclinical Canadian facility.

In the first quarter of 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's new domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.3 million. There were no borrowings outstanding under the lines of credit at September 30, 1998. Commitment availability at September 30, 1998 has been reduced by issued letters of credit of approximately $701,000. The lines are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government in March 1998. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

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

YEAR 2000 ISSUE

The Year 2000 Issue is the result of certain computer programs being written using two digits rather than four digits to define the applicable year. This software recognizes a date using "00" as the year 1900 rather than 2000 which could result in system failures, miscalculations, etc.

State of Readiness: Based upon a recent assessment of all information technology and non-information technology systems, the Company has determined certain computer software programs and computer hardware will be modified or replaced as part of its on-going capital expenditure program so that such programs are Year 2000 compliant. As a result, the Company is currently meeting with several software vendors and evaluating which software product best meets the Company's needs. Selection of new software is anticipated by the first half of 1999. Installation of this software followed by applicable testing on that system is anticipated to be completed by the middle of 1999.

Based on a review of third-party representations, the Company is not currently aware of any third-party issue applicable to the Year 2000 that is likely to have a material impact on the conduct of business, the results of operations or the financial condition of the Company.

Costs to Address the Company's Year 2000 Issues: The Company believes that Year 2000 related remediation costs incurred through September 30, 1998 have not been material to its results of operations. The Company is not able to reasonably estimate the total costs to be incurred for completion of its Year 2000 strategy at this time. However, the cost associated with this strategy is not expected to be material to the Company.

Risks of the Company's Year 2000 Issues: Management of the Company believes it has an effective strategy in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all the necessary phases of the Year 2000 strategy. In the unlikely event that the Company does not complete any additional phases of its Year 2000 program or the Company or its suppliers should fail to adequately address the Year 2000 issues, the Company would be unable to process transactions and monitor projects which could have a direct impact on its ability to generate revenue per agreements with its customers. However, the amount of this potential liability and potential loss of revenue cannot be reasonably estimated at this time.

The Company's Contingency Plans: The Company currently does not have contingency plans in place at all of its divisions in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of strategy completion in the first half of 1999 and determine whether such a plan is necessary at those divisions.

The Company cannot guarantee that its efforts will prevent all consequences. There may be undetermined future costs which could have a material, adverse affect on the Company due to business disruption that may be caused by customers, suppliers, or unforeseen circumstances.

EXCHANGE RATE FLUCTUATIONS

The Company conducts business in several foreign countries and as a result exposure exists to potentially adverse movement in foreign currency rates. The Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

                                  EXHIBIT INDEX

EXHIBIT NO.

11                Computation of Per Share Earnings

27                Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CLINTRIALS RESEARCH INC.

Date: November 13, 1998        By: /s/ JERRY R. MITCHELL, M.D., Ph.D.
                               Jerry R. Mitchell, M.D., Ph.D.
                               President and Chief Executive Officer

Date: November 13, 1998        By: /s/ S. COLIN NEILL
                               S. Colin Neill
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)