Form 10-K
period 1998-12-31
CLINTRIALS RESEARCH INC
filed 1999-02-19
CIK 870978

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission File Number 0-22510

                            CLINTRIALS RESEARCH INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      62-1406017
(State of incorporation)                (I.R.S. Employee Identification Number)

20 BURTON HILLS BOULEVARD, SUITE 500                  37215-6139
        NASHVILLE, TENNESSEE                          (Zip Code)
(Address of principal executive offices)

Company's telephone number, including area code: (615) 665-9665

Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of Each Exchange
       Title of Each Class                              on Which Registered
       -------------------                              -------------------

  Common Stock, $.01 par value                          Nasdaq Stock Market


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $77,224,000 as of February 12, 1999. The number of Shares of Common Stock outstanding as of February 12, 1999 was 18,017,172.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11 and 12 in Part III of this Form 10-K are incorporated by reference to the registrant's definitive proxy materials for its 1999 annual meeting of stockholders.

                                     PART I

ITEM 1. BUSINESS

         ClinTrials Research Inc. (the "Company" or "ClinTrials") is a full service global contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States, Canada and Europe. The Company is headquartered in Nashville, Tennessee, with offices in Research Triangle Park, North Carolina; Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Paris, France; Melbourne, Australia; Tel Aviv, Israel; Milan, Italy; Santiago, Chile; and Montreal, Canada. Substantially all of the Company's revenue is generated from preclinical and clinical testing of new pharmaceutical and biotechnology products.

RECENT DEVELOPMENTS

         During 1998, the Company continued its recovery from the $37 million in clinical contract cancellations that occurred in late 1996 and early 1997. Although none of the cancellations were related to service or quality problems, the decrease in backlog left the Company with surplus capacity and related overhead. The Company has incurred net losses since the second quarter of 1997.

         The Company has addressed these issues with a new strategic vision to be a full service drug development company, and has repositioned itself as a high-end, value-added provider of full product development services by hiring senior level management and people with extensive business and leadership roles in large pharmaceutical companies. On February 1, 1998, Jerry R. Mitchell, M.D., Ph.D., became the Company's President and Chief Executive Officer, and on May 11, 1998, also became the Company's Chairman of the Board.

         The Company's marketing focus is now very targeted and is concentrated on face to face selling. The majority of marketing and sales efforts are now on those areas that currently contribute to achieving face to face encounters as the Company has the expertise in house to sell on a scientist to scientist basis. Industry trends support this strategy as sponsors are increasingly outsourcing larger and more complex clinical trials, and those companies with the know how, quality personnel and infrastructure will win the contracts. The Company has put the people and infrastructure in place to compete for the higher end business. The advantage is that with the higher end, more value added business, margins are generally higher and the work awarded tends to be more of a program rather than a study renting a clinical monitoring force. Further, the programs are typically larger and longer in duration and should help to smooth out the cyclical nature of the pharmaceutical outsourcing business.

         The Company has consolidated its U.S. operations into its new Research Triangle Park ("RTP"), North Carolina facility in order to increase the productivity, efficiency, economy and critical mass in performing clinical trials. As part of this consolidation, the Company closed its data management facility in Lexington, Kentucky and incurred a $6.4 million restructuring charge in 1998.

BACKGROUND

         New pharmaceutical and biotechnology products must undergo extensive testing and regulatory review to determine their relative safety and effectiveness. Companies seeking approval for these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials. Preclinical trials typically last for up to three years and involve animal testing and laboratory analyses to determine the basic biological activity and safety of the drug. Upon successful completion of the preclinical phase, the drug undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease. Clinical trials are conducted over a period typically lasting five to seven years and involve hundreds or thousands of human subjects.

         Preclinical and clinical testing must comply with the requirements of Good Laboratory Practice ("GLP"), Good Clinical Practice ("GCP") and other standards promulgated by the Food and Drug Administration ("the FDA") and other federal and state governmental authorities. GLP regulations mandate standardized procedures for controlling studies, recording and reporting data and retaining appropriate records for preclinical testing. The Company's preclinical laboratory also adheres to accreditation procedures on the humane care and treatment of animals. GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA pioneered the use of clinical trials in the regulation of new drug development, and the agency's approval process has shaped much drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries (Canada, Japan and the European Community ("EC")) commenced discussions for the purpose of developing common standards for both the conduct of preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multi-national studies adhering to GCP are now generally acceptable to the FDA and the governments within the EC.

         In the United States, a drug sponsor must file an Investigational New Drug ("IND") application with the FDA before the commencement of human testing of a drug. The IND includes preclinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, also referred to as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug. In the absence of any comments from the FDA, human clinical trials may begin 30 days after the IND is filed.

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

INDUSTRY TRENDS

         Preclinical and clinical trials were historically performed almost exclusively by in-house personnel at the major pharmaceutical companies. In recent years, pharmaceutical companies have begun to outsource clinical trials management to CROs, which has resulted in significant growth in the CRO industry. The Company believes worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated $48 billion in 1998, approximately $34 billion of which was spent on preclinical and clinical trials, with approximately $4.8 billion being outsourced to CROs. Research and development expenditures in 1998 for the major pharmaceutical companies in the world increased approximately 14% from the previous year.

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

         Escalating Research and Development Expenditures. Research and development expenditures in 1998 for the major pharmaceutical companies in the world (as measured by such expenditures) increased approximately 14% from the previous year. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. The cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease and osteoporosis is higher because the treatments must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and to determine any possible long-term side effects.

         Reducing Drug Development Time Requirements. Pharmaceutical and biotechnology companies face increased pressure to bring new drugs to market in the shortest possible time, thereby reducing costs, maintaining market share and accelerating realization of revenue. Currently, total development of a new drug takes approximately eight to twelve years, a significant portion of a drug's seventeen year period for protection under United States patent laws. Certain clients of the Company have initiated plans to reduce this time to approximately five to seven years. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs are often able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct preclinical and all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs. The Company believes this approach may result in shorter overall development times. In anticipation of this trend, the Company has established itself as a firm capable of taking a pharmaceutical from its initial testing through its licensing for commercialization.

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

         As the use of CROs increases, so do the demands placed upon CROs that provide a broad range of services in multiple countries for larger clients. For example, larger CROs generally remain competitive by sustaining internal growth and by opening offices in additional countries in order to have a presence near either a client or a large test site. Increasingly, large clients require CROs to meet certain credit-worthiness standards. As a result of these factors, CROs have experienced an increasing demand for working capital and strong balance sheets in order to maintain their competitive standing within the industry.

BUSINESS STRATEGY

         The outsourcing of preclinical and clinical trials for pharmaceutical, biotechnology and medical device products increased in excess of 30% in 1998 as compared to the prior year. The CRO industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, and other CROs, many of which have substantially greater resources than the Company. However, the Company believes it is well positioned to take advantage of the trend toward outsourcing as a result of its demonstrated ability to provide a broad range of professional, cost-effective preclinical and clinical research and development services worldwide. The Company's strategy is comprised of the following elements:

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

         Provide Drug Development Services. The Company attempts to establish study protocols and expertise in a therapeutic area prior to the formal announcement of a new product by a pharmaceutical or biotechnology company. Manufacturers prefer to outsource to CROs that already have knowledge and have developed testing models in the relevant area and that can therefore more quickly begin the new drug application process. The Company has recently employed several senior managers with therapeutic expertise and IND application experience to provide the necessary drug development expertise to biotechnology and pharmaceutical customers. ClinTrials has demonstrated depth and high quality performance in the following areas: anti-viral and other infectious diseases, cardiology, central nervous system, gastroenterology, endocrinology, respiratory and urology, osteoporosis evaluation, cardiovascular pharmacology, biomaterials testing, bio-marker assays and infusion delivery. The Company is a leader in the investigation of blood substitutes and protease inhibitors and in the conducting of megatrials (trials involving more than 1,000 participants).

         Provide International Presence. The Company provides clinical research and development services to major United States and European pharmaceutical and biotechnology companies. The Company conducts multi-national clinical trials designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that this experience is a competitive advantage, as pharmaceutical and biotechnology companies increasingly are pursuing regulatory approvals simultaneously in multiple countries. The Company has recently added a data management facility in Glasgow, Scotland to provide more comprehensive services to its United States clients doing business abroad and to better market its services to existing and potential European clients. During 1996, the Company expanded its geographic reach by opening trials management offices in Australia, France, Israel and Chile, and has delivered services in over 30 countries.

         Pursue Strategic Alliances. In these arrangements, the client agrees to provide the Company with a minimum level of volume and is guaranteed adequate staffing over a multi-year period. The Company believes this type of arrangement results in more predictable pricing to the client and more efficient management of the Company's resources, and potentially increases the amount of work outsourced to the Company by the strategic partner. Over the past five years, the Company has entered into strategic alliances with Baxter Healthcare Corporation, Novartis Pharmaceuticals Corporation, SmithKline Beecham Corporation and Glaxo Wellcome. In addition, the Company's preclinical subsidiary has "preferred provider" relationships, which, in contrast to strategic alliances, are noncontractual, informal relationships in which the client makes the Company among its first choices of testing service providers.

         Invest in Information Systems Technology. The Company maintains a commitment to investments in technology supporting increased productivity and client communications with a focus on clinical and management information systems. The Company continues to invest heavily in the information technology infrastructures required to support the creation, maintenance, and statistical analysis of clinical databases. A sustained focus on reducing client delivery timelines while maintaining compliance with the dynamic regulated environment is a key strategy. In 1996 information systems investments expanded the Company's capacity to process data in a standard unified format and in 1998 continued investments provided value added software which expedited the delivery process for data and enabled integrated interpretation of multiple complex data sets. Clinical systems in support of Data Management and Clinical Monitors have been aligned with the business strategy to; i) allow Data Managers to develop the majority of the edit checks for a study on their own, without a programmer, ii) improve the efficiency of the query resolution/management process - one of the most costly areas of clinical data processing. In addition we continue to produce custom integrated voice response systems which allow investigators to enroll patients into a trial, control drug utilization and distribution, and have access to patient diary information through use of a touch tone telephone. The Company intends to continue to improve its management information systems with significant capital expenditures anticipated in 1999, including global standardization utilizing Microsoft Windows NT (client and server) and Office 97 on the desktop.

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

SERVICES

         The Company's services and related products include drug development services, preclinical and clinical trials management services, clinical data management and biostatistical services, and product registration services. The Company's services can be provided separately or as an integrated package. Services from each of these categories can be utilized for the development and execution of a turnkey NDA.

         Drug Development Services. The Company employs several key employees with therapeutic expertise, IND application experience and pharmaceutical company experience who assist customers in the development process of new medicines.

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

CLIENTS AND MARKETING

         The Company has served many of the leading pharmaceutical companies in the United States and the EC. The Company's clients include the ten largest pharmaceutical companies in the world. The Company's clients also include companies in the biotechnology and medical device industries. For the year ended December 31, 1998, the Company recognized revenue on contracts with 190 clients. During 1998, approximately 80% of the Company's net service revenue was derived from pharmaceutical companies, 19% from biotechnology companies and 1% from medical device companies. In 1997, such companies contributed 75%, 23% and 2% of net service revenue, respectively.

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry. During 1998, the Company generated approximately 15% of its net service revenue from multiple unrelated contracts with a major pharmaceutical company. No other client represented 10% or more of the Company's net revenue in 1998. The Company's contracts are entered into with numerous therapeutic areas or divisions within each client and frequently involve different decision makers. Thus, there is a reduced likelihood that the Company would simultaneously lose all contracts with any single client.

         Marketing activities are conducted by the Company's business development personnel based in each of the Company's locations. In response to the highly technical nature of the Company's business, most business development personnel have scientific backgrounds. Additionally, the Company conducts selective advertising programs in trade journals and publications and, from time to time, employs direct mailings of information to existing and potential clients. The Company also attends and exhibits at selected trade shows in the United States and Europe.

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

BACKLOG

         Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 1998, 1997 and 1996, the Company's backlog was $105.1 million, $101.3 million and $140.7 million, respectively. The decrease in backlog as compared to 1996's level is primarily attributable to the cancellations of clinical contracts aggregating approximately $37 million in backlog which occurred in the fourth quarter of 1996 and first quarter of 1997 and an insufficient level of new clinical orders through the first quarter of 1998 to cover these cancellations. None of the cancellations were related to service or quality problems. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

COMPETITION

         The Company primarily competes with pharmaceutical companies' own in-house research departments, other CROs, universities and teaching hospitals. The CRO industry is still fragmented, with full-service CROs with global capacities, several mid-size CROs and many small, limited-service providers. In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The Company's largest competitors include Quintiles Transnational Corp, Covance Inc., Pharmaceutical Product Development, Inc. and Parexel International Corp. The recent trend toward industry consolidation is likely to result in heightened competition among the larger CROs. The larger CROs are increasingly required to have substantial amounts of working capital in order to sustain internal growth and international expansion, and to meet the credit-worthiness standards of their larger clients. The Company believes that clients choose a CRO based on several factors, the most important of which is the quality of the work performed for existing clients. Other important factors include references from existing clients, trials management experience and scientific knowledge related to specific therapeutic areas, the price for the services performed, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, and the ability to hire and retain qualified investigators. The Company believes that it competes favorably in these areas.

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

POTENTIAL LIABILITY AND INSURANCE

         The Company monitors the testing of new drugs on human volunteers pursuant to study protocols in clinical trials. Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, many of whom are seriously ill and are a great risk of further illness or death as a result of factors other than their participation in a trial. Additionally, although the Company's employees do not have direct contact with the participants in a clinical trial, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to such persons. As a result, the Company could be held liable for bodily injury, death, pain and suffering, loss of consortium, other personal injury claims and medical expenses arising from a clinical trial.

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

         The Company, as a professional contract research organization, is held to a high standard of work product and failure to adhere to such professional standards could result in allegations by the client of an error or omission by the Company. The Company maintains errors and omissions professional liability insurance in amounts it believes to be sufficient. This insurance provides coverage for the vicarious liability of the Company due to negligence of the physicians who contract with the Company, as well as suits by clients of the Company that allege a clinical trial was compromised due to an error or omission by the Company. The Company also carries contingent products liability if for any reason the manufacturer of a study drug allegedly causes bodily injury and can not or will not indemnify the Company. There can be no assurance that the Company's insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company. Other than the litigation described in Item 3. Legal Proceedings, the Company has not received any claims resulting from vicarious professional liability or errors or omissions in performing clinical trials.

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

EMPLOYEES

         At December 31, 1998, the Company had approximately 1,300 employees and contractors, of which 47 held a Ph.D. or M.D. degree, 10 held D.V.M. degrees and 79 others held masters degrees. Approximately 34% of the Company's employees are located in the United States, 51% are located in Canada and the remaining 15% are located in Europe and other international locations. The Company believes that its relations with its employees are good.

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

RISK FACTORS

         Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The following matters constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those reflected in any such forward-looking statements.

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

         Dependence on Certain Industries and Clients. The Company provides services primarily to the pharmaceutical and biotechnology industries. Accordingly, the Company's net service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited and it is not uncommon for a CRO to derive over 10% of its revenue from multiple contracts with a single client. The Company has in the past derived and may in the future derive a significant portion of its net service revenue from a relatively limited number of clients. The loss of any such client could materially adversely affect the Company's results of operations. In 1998, one client accounted for approximately 15% of the Company's net service revenue. No other client accounted for more than 10% of the Company's net service revenue during 1998. The Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefitted to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource the performance and analysis of large clinical research projects to independent parties. Should this tendency be reduced or halted entirely, the Company's operations would be materially and adversely affected.

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

         Exchange Rate Fluctuations. The Company conducts business in several foreign countries and as a result exposure exists to potentially adverse movement in foreign currency rates. The Company uses foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary and paid for by the client in another currency. The objective of these contracts is to reduce the effect of foreign exchange rate fluctuations on the Company's operating results.

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

         Volatility of Stock Market Price. From time to time, there may be significant volatility in the market price for the Company's Common Stock. If revenues, earnings or new contract orders fail to meet expectations of the investment community, then there could be an immediate and significant impact on the trading price for the Company's Common Stock. Additionally, changes in earnings estimated by analysts, general conditions in the economy, the financial markets or the health care, pharmaceutical, biotechnology or CRO industries, implementation of proposed healthcare reforms or other developments affecting the Company could cause the market price of the Company's Common Stock to fluctuate substantially. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 2. PROPERTIES

         The Company both owns and leases its facilities. The Company's headquarters are located in Nashville, Tennessee with operations offices in Research Triangle Park, North Carolina; Montreal, Quebec; Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Melbourne, Australia; Milan, Italy; Santiago, Chile; Paris, France; and Tel Aviv, Israel. The Company believes that the space owned and leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic areas. The expiration dates of the leases range from 1999 to 2013.

         The Company utilizes both owned and leased laboratory and office space in Montreal, Quebec to perform its preclinical services. The majority of the Company's preclinical services are performed at a 200,000 square foot building which is owned by the Company's Canadian subsidiary, BioResearch.

         In 1998, the Company moved its Research Triangle Park clinical operations into a newly constructed building in Cary, North Carolina. The Company leases approximately 178,000 square feet in this building.

         The Company leases approximately 53,000 square feet of a building in Nashville, Tennessee, of which approximately 28,000 square feet is being subleased at rates which approximate the Company's lease rate. All of the Company's clinical operations facilities in Europe and other international locations are leased.

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, there are currently no proceedings to which the Company is a party that will have a material adverse effect upon its operations or financial condition.

         In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's subsidiary in the amount of approximately $525,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "CCRO". On February 12, 1999, the last reported sale price for the Common Stock on Nasdaq was $5.50. As of December 31, 1998, the Company had approximately 230 holders of record of the Common Stock and the Company estimates an additional 3,800 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                                                                  HIGH             LOW
                                                                                                  ----             ---
1999
  First Quarter (Through February 12)                                                             $ 6.00          $ 3.56

1998
  First Quarter                                                                                   $ 8.50          $ 6.25
  Second Quarter                                                                                    7.25            4.03
  Third Quarter                                                                                     6.50            2.94
  Fourth Quarter                                                                                    4.75            2.34

1997
  First Quarter                                                                                   $32.00          $ 7.75
  Second Quarter                                                                                   12.63            6.50
  Third Quarter                                                                                    12.69            8.25
  Fourth Quarter                                                                                    9.38            6.25

         The Company has paid no dividends since inception and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                            CLINTRIALS RESEARCH INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                  1998           1997          1996         1995        1994
                                                                --------      --------       -------       -------     -------
STATEMENT OF OPERATIONS
Net service revenue                                             $ 89,691      $102,990      $ 94,719       $57,846     $42,874
Operating costs and expenses:
    Direct costs                                                  62,936        69,279        56,510        34,850      25,324
    Selling, general and administrative
       expenses                                                   38,823        37,982        25,852        15,209      12,111
    Depreciation and amortization                                  5,738         5,485         3,916         2,287       1,937
    Restructuring charge                                           6,364         1,650            --            --          --
                                                                --------      --------      --------       -------     -------
Income (loss) from operations                                    (24,170)      (11,406)        8,441         5,500       3,502
Other income (expense)                                               812         1,204           972           665         497
                                                                --------      --------      --------       -------     -------
Income (loss) before income taxes                                (23,358)      (10,202)        9,413         6,165       3,999
Provision (benefit) for income taxes                              (1,226)       (3,806)        2,988         2,564       1,846
                                                                ---------     --------      --------       -------     -------
Net income (loss)                                               $(22,132)     $ (6,396)     $  6,425       $ 3,601     $ 2,153
                                                                ========      ========      ========       =======     =======
Earnings (loss) per Share:
    Basic                                                       $  (1.22)     $  (0.35)     $   0.42       $  0.27     $  0.16
                                                                ========      ========      ========       =======     =======
    Diluted                                                     $  (1.22)     $  (0.35)     $   0.40       $  0.26     $  0.16
                                                                ========      ========      ========      =======     =======
Weighted average common shares outstanding for
    computation of earnings (loss) per Share:

       Basic                                                      18,207        18,156        15,447        13,497      13,109
       Diluted                                                    18,207        18,156        15,927        13,882      13,500

BALANCE SHEET DATA (END OF PERIOD)
Cash, cash equivalents, and held-to-
  maturity securities                                           $ 10,867      $ 28,275      $ 38,134       $17,031     $21,045
Working capital                                                   17,226        44,641        51,925        16,867      14,044
Total assets                                                     123,096       144,979       157,223        58,626      49,680
Long-term debt obligations                                           265            --            --            --          --
Stockholders' equity                                              89,556       115,778       125,020        30,951      26,717

Note: The financial data presented above for the periods presented is not strictly comparable due to the significant effect of the acquisition of BioResearch on July 31, 1996. See Note 5 to Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import. Such statements include statements concerning the Company's ability to obtain new business and to accurately estimate the timing of recognition of revenue in the backlog due to variability in size, scope and duration of projects, regulatory delays, study results which lead to reductions or cancellations of projects, other decisions totally within the control of its clients and its ability to immediately affect the level of operating expenses, as well as statements concerning the Company's business strategy, acquisition strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations. Such statements are subject to various risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Risk Factors section included in Part I, Item 1. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements are made as of the date of this Annual Report and the Company assumes no obligation to update such statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

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

The Company's contracts are typically fixed-price contracts which range in duration from a few months to a few years. The contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated with the remaining contract amount paid in intervals based upon the completion of certain negotiated performance requirements or milestones and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, at times some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract may occur for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial.

Revenue for contracts is recorded in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Product-Type Contracts" as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms verbally agreed with the customer. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. Subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor costs are accrued on a straight-line basis over the investigator phase of the contract. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of gross service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and is expected to continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 1998, backlog was approximately $105.1 million, as compared to approximately $101.3 million at December 31, 1997. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform global clinical trials by opening offices in Australia, Chile, France, and Israel in 1996 and Italy and Scotland in 1997. The Company has made significant investments in the marketing and infrastructure of its core European operations; however, net revenue has not sufficiently grown to cover the increased expense levels and in the fourth quarter of 1997 the Company decided to reduce its general and administrative workforce (see restructuring charge discussion below). The Company is focused on generating new business while controlling its cost structure.

ACQUISITION OF BIO-RESEARCH LABORATORIES LTD.

On July 31, 1996, the Company purchased, for $65.0 million in cash, all of the assets and assumed certain liabilities of Bio-Research Laboratories Ltd. of Montreal, Quebec ("BioResearch"). BioResearch is a leading contract research organization which provides services to clients in the pharmaceutical, biotechnology, chemical and medical device industries. BioResearch designs and conducts preclinical trials, based primarily upon animal models, that produce the data required to assess and evaluate efficacy in and potential risks to humans. The acquisition was financed with the proceeds of a public offering of 4,485,000 shares of the Company's common stock at $20.00 per share on July 24, 1996 (as adjusted for the Company's three-for-two stock split in November 1996). Net proceeds to the Company from the offering were approximately $84.9 million, $65.0 million of which was used to fund the acquisition. The acquisition was accounted for as a purchase and, accordingly, the operations of BioResearch are included in the Company's results of operations from the date of the acquisition.

RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company recorded a $1.6 million restructuring charge for costs to be incurred in reducing its workforce, primarily in Europe. At December 31, 1997, the entire $1.6 million restructuring charge is included in accrued expenses as no termination benefits had been paid. In the fiscal year ended December 31, 1998, the Company paid the entire amount of $1.6 million in restructuring costs, primarily in severance costs to 35 employees.

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky would be closed and consolidated into its new clinical research center in Research Triangle Park, North Carolina. The Company recorded a restructuring charge of $6.4 million in the second quarter of 1998 in connection with the closing of the Company's Lexington facility, severance costs for the termination of 90 employees and costs associated with lease commitments following the Company's restructuring decision to consolidate facilities. The 1998 restructuring charge consists of the following (in thousands):

                                                                                                               BALANCE IN
                                                                                           AMOUNT OF             ACCRUED
                                                                                         RESTRUCTURING           EXPENSES
                                                                                            CHARGE             AT 12/31/98
                                                                                            ------             -----------
Write down of assets in connection with closure of
    Lexington facility                                                                      $  1,983             $     --
Lease costs associated with consolidation of
    facilities                                                                                 1,976                  743
Severance costs                                                                                2,132                   --
Other                                                                                            273                   --
                                                                                            --------             --------
                                                                                            $  6,364             $    743
                                                                                            ========             ========

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and income (loss) from operations for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to consolidated financial statements of the Company.

                                                                     1998                   1997                   1996
                                                                    --------               --------               -------
       Net Revenue:
              U.S. Clinical                                         $ 40,366               $ 52,273               $68,023
              Europe Clinical                                         11,128                 13,777                12,900
                                                                    --------               --------               -------
              Total Clinical                                          51,494                 66,050                80,923
              Canada Preclinical                                      38,197                 36,940                13,796
                                                                    --------               --------               -------
              Total Company                                         $ 89,691               $102,990               $94,719
                                                                    ========               ========               =======

       Segment profit (loss):
              U.S. Clinical                                          $(8,990)              $ (1,773)              $12,986
              Europe Clinical                                         (9,520)                (7,113)                 (544)
                                                                     -------               --------               -------
              Total Clinical                                         (18,510)                (8,886)               12,442
              Canada Preclinical                                       5,851                  4,156                 1,214
              Other                                                  (11,511)                (6,676)               (5,215)
                                                                   ---------               --------               -------
              Total Company                                         $(24,170)              $(11,406)              $ 8,441
                                                                    =========              =========              =======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net loss for the year ended December 31, 1998 was $22.1 million, or $1.22 diluted loss per share, compared to net loss in the same period of 1997 of $6.4 million or $0.35 diluted loss per share. The increase in the net loss is primarily attributable to the 1998 restructuring charge of $6.4 million (discussed above); the significant decrease in the Company's effective tax benefit rate (discussed below); and the cancellations of clinical contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 (discussed previously) along with an insufficient level of new clinical orders to cover the previously noted cancellations. As a result, revenue recognized has not been sufficient to cover expenses since the second quarter of 1997.

The Canadian dollar was weaker in fiscal 1998 than in fiscal 1997 in relation to the U.S. dollar, while the British pound was stronger in relation to the U.S. dollar. Excluding the effect of the changes in the average exchange rates from 1997 to 1998, the Company's diluted loss per share would have been $1.19 as compared to the $1.22 reported.

Net service revenue decreased 12.9% to $89.7 million in fiscal 1998 from $103.0 million in fiscal 1997. This decrease resulted primarily from a level of new clinical orders which was insufficient to cover prior period cancellations of clinical contracts previously discussed, which resulted in a 22.0% decrease in clinical net revenue. Net revenue from preclinical operations increased 3.4% primarily due to the strength of new orders and backlog existing at the beginning of the year which was partially offset by a weaker Canadian dollar in 1998. Excluding the effect of the foreign currency translation, preclinical revenue increased 10.6% in 1998 as compared to 1997.

Direct costs include compensation and benefits for billable employees as well as other costs directly related to contracts. Direct costs decreased 9.2% to $62.9 million in fiscal 1998 from $69.3 million in fiscal 1997. Direct costs increased as a percentage of net service revenue to 70.2% from 67.3% due to unbillable resources resulting from the previously discussed clinical project cancellations and an insufficient level of new clinical orders to cover these cancellations. Direct costs as a percentage of net service revenue for the Company's preclinical operations improved to 55.4% as compared to 58.1% in the prior year. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs increased 2.2% to $38.8 million in 1998 from $38.0 million in the same period in 1997 primarily due to the opening of the Glasgow facility in November 1997, increases in lease costs and one-time costs to move into the Company's new clinical research center in Research Triangle Park, North Carolina which offset cost savings from the closing of the Company's Lexington facility in April 1998, an increase in bad debt expense to cover potential collection issues, and severance costs incurred to replace U.S. and European clinical management personnel that was not included in restructuring costs. Selling, general and administrative costs increased as a percentage of net service revenue to 43.3% from 36.9%. The increase as a percentage of net revenue is primarily attributable to lower levels of clinical revenue resulting from project cancellations and an insufficient level of new orders. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term, while revenue is subject to fluctuation due primarily to variations in the timing of contracts or the progress of clinical trials (both delays and accelerations).

Depreciation and amortization expense increased 4.6% to $5.7 million in 1998 compared to $5.5 million in 1997 as increased depreciation resulting from 1998 capital expenditures was partially offset by a decrease in depreciation and amortization for the closing of the Company's Lexington facility in April 1998.

Interest income, net of interest expense, was $0.8 million in 1998 compared to $1.2 million in 1997 primarily due to lower cash balances available for short-term investments.

The Company's benefit for income taxes was $1.2 million in the 1998 as compared to $3.8 million in 1997. The effective tax benefit rate in 1998 was 5.2% compared to 37.3% in 1997. The effective tax benefit rate declined in 1998 as the Company fully realized its available U.S. tax loss carrybacks in the second quarter of 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $11.6 million in 1998 for its deferred tax assets related to the Company's potential tax benefit of such loss carryforwards associated with its operating loss in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Net loss for the year ended December 31, 1997 was $6.4 million, or $0.35 diluted loss per share, compared to net income in the same period of 1996 of $6.4 million or $0.40 diluted earnings per share. Excluding the restructuring charge, the net loss for fiscal 1997 was $5.2 million or $0.29 diluted loss per share.

The Company's preclinical subsidiary, BioResearch, was acquired on July 31, 1996 (see discussion above) and its operations are included in the Company's results of operations from the date of acquisition. Excluding the operating results of BioResearch, the Company's net loss for fiscal 1997 was $12.1 million compared to net income of $4.6 million in 1996. The decrease in the Company's clinical operating performance is primarily attributable to the cancellations of clinical contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 and the underperformance of the Company's European operations. The decrease in backlog left the Company with unbillable resources related to those projects as well as a higher level of direct costs and selling, general and administrative expenses incurred to cover the expected higher revenue levels. None of the cancellations were related to service or quality problems. Backlog of future net revenue was $101.3 million (391 contracts from 108 clients) at December 31, 1997, compared to $102.1 million (407 contracts from 113 clients) at March 31, 1997 (following the contract cancellations). Due to the mix of contracts in backlog and the underperformance of the European operations, revenue recognized in 1997 was not sufficient to cover expenses and the Company incurred a loss for fiscal 1997.

The Canadian dollar was weaker in fiscal 1997 than in fiscal 1996 in relation to the U.S. dollar, while the British pound was stronger in relation to the U.S. dollar. Excluding the effect of the changes in the average exchange rates from 1996 to 1997, the Company's diluted loss per share would have been $0.26 (excluding the restructuring charge) as compared to the 0.29 reported.

Net service revenue increased 8.7% to $103.0 million in fiscal 1997 from $94.7 million in fiscal 1996. Excluding revenue recognized related to BioResearch, net service revenue decreased 18.4%. This decrease primarily occurred in the U.S. clinical segment, which declined 23.2% primarily resulting from the cancellations of clinical contracts previously discussed.

Direct costs included compensation and benefits for billable employees as well as other costs directly related to contracts. Direct costs increased 22.6% to $69.3 million in fiscal 1997 from $56.5 million in fiscal 1996. Costs in 1997 include a full year of BioResearch's operations. Direct costs increased as a percentage of net service revenue to 67.3% from 59.7% due to unbillable resources resulting from the previously discussed clinical project cancellations and underperformance of the Company's European operations. Direct costs as a percentage of net service revenue for the Company's preclinical operations was 58.1% in 1997 as compared to 57.7% in 1996. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs increased 46.9% to $38.0 million in fiscal 1997 from $25.9 million in fiscal 1996. Costs in 1997 include a full year of BioResearch's operations. Selling, general and administrative costs increased as a percentage of net service revenue to 36.9% from 27.3%. The increase as a percentage of net revenue is primarily attributable to lower levels of revenue resulting from clinical project cancellations and underperformance of the Company's European operations. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. In addition, the Company has incurred and will continue to incur costs related to expanded infrastructure required to open new offices or expand existing offices as described previously.

Depreciation and amortization expense increased 40.1% to 5.5 million in 1997 compared to $3.9 million in 1996. This increase is primarily attributable to amortization of goodwill and depreciation of property, plant and equipment incurred in the acquisition of BioResearch.

Interest income, net of interest expense, increased to $1.2 million in 1997 from $1.0 million in 1996.

The Company's benefit for income taxes was $3.8 million in fiscal 1997 as compared to a provision of $3.0 million in fiscal 1996. The effective tax benefit rate in 1997 was 37.3% compared to an effective tax rate of 31.7% in 1996. This increase in the effective rate is primarily the result of research and development tax credits generated by the Company's Canadian subsidiary partially offset by the unrecognized tax benefit associated with foreign net operating losses. Other significant items that create the difference between the Company's federal statutory and effective tax rates are state and local taxes, tax-exempt interest income and nondeductible amortization of goodwill. The Company, in general, will not record a tax asset related to a foreign jurisdiction for losses incurred in its foreign operations until such time, if any, that it has three years of profits in the applicable jurisdiction. However, the Company will recognize a tax benefit for losses incurred in its foreign operations as the subsidiary generates taxable income to the extent of the cumulative losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary operating cash needs on both a short-term and long-term basis include the payment of salaries, office rent and travel expenses, as well as capital expenditures. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuances of equity securities and borrowings under its lines of credit. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract receipts from the Company's clients vary according to the terms of each contract.

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of December 31, 1998, the Company's advance billings were $12.6 million and its accounts receivables of $30.2 million included $12.6 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 115 days at December 31, 1998, compared to 117 days at December 31, 1997. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 75 days at December 31, 1998, compared to 82 days at December 31, 1997.

The Company had cash and cash equivalents of $10.9 million at December 31, 1998 as compared to $28.3 million at December 31, 1997.

During the year ended December 31, 1998, net cash used by operating activities totaled $3.4 million, primarily due to a loss before noncash items of $13.4 million (of which $4.4 million related to the restructuring charge), which was primarily offset by an increase in deferred income taxes of $2.8 million, a decrease in net accounts receivable (net of advance billings and the allowance for doubtful accounts) of $5.2 million, an increase in accounts payable and accrued expenses of $0.9 million and an increase in net payables to investigators of 1.0 million.

Cash used in investing activities of $13.9 million during fiscal 1998 consisted of capital expenditures of $12.2 million and costs associated with an option to acquire MPI Research, LLC ("MPI") of $1.7 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. Capital expenditures are estimated to be approximately $6.9 million in 1999.

In the first quarter of 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's new domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.3 million. There were no borrowings outstanding under the lines of credit at December 31, 1998. Commitment availability at December 31, 1998 has been reduced by issued letters of credit of approximately $702,000. The lines of credit are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government in March 1998. This borrowing bears no interest and is repayable in four annual installments beginning in 1999.

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

QUARTERLY RESULTS

The Company's quarterly operating results may fluctuate as a result of factors such as delays experienced in implementing or completing particular clinical trials and termination of clinical trials, the costs associated with integrating acquired operations, foreign currency exchange fluctuations, as well as the costs associated with opening new offices. Since a high percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results. Results of one quarter are not necessarily indicative of results for the next quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 effective January 1, 2000. The Company's Canadian subsidiary enters into forward exchange currency contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

YEAR 2000 ISSUE

The Company is engaged in a major effort to minimize the impact of the Year 2000 date change on its products, services, information systems, laboratories and facilities. The Company has targeted September 30, 1999 for completion of these efforts and plans to have all clinical systems Year 2000 compliant by mid-year, 1999.

The year 2000 challenge is a priority within the Company at every level. Primary Year 2000 global preparedness responsibility rests with a Year 2000 Project Manager. The Year 2000 Project Manager is augmented by a group, which has been assigned specific Year 2000 responsibilities in addition to their regular assignments. The Year 2000 assignments take priority over their regular assignments.

The overall strategy for Year 2000 compliance at the Company is, wherever possible, to replace potentially non-compliant software and hardware with new compliant systems. The one exception to this strategy is that the Company will be upgrading its clinical data management systems and supporting subsystems to Year 2000 compliant versions. Since all of these systems fall under Good Clinical Practices regulations there will be extensive testing and documentation of the upgrade process.

The inventory and assessment phase of the Year 2000 assessment program has largely been completed with respect to its information systems, laboratories and facilities. The Company has commenced the remediation phase of this effort through a combination of product upgrades and replacement. Plans have been developed to facilitate the completion of this work, as well as the related testing and deployment, by September 30, 1999.

Currently, approximately 70% of the Company's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. Approximately, 45% of the applications requiring Year 2000 remediation that are supported by the Company's information technology group are now Year 2000 ready and have been deployed or are awaiting deployment. The Company is monitoring the progress of readiness efforts across the Company, with a special emphasis in the early identification of any areas where progress to date could indicate difficulty in meeting the Company's target dates. The Company is developing specific contingency plans, as appropriate.

The Company is also assessing the Year 2000 readiness of the facilities that it owns or leases worldwide. The Company plans to complete remediation efforts by September 30, 1999 and to complete development of applicable contingency plans by August 1, 1999.

To ensure the continued delivery of third party products and services the Company's procurement organization has analyzed the Company's supplier's base and has sent surveys to approximately 70 suppliers. Follow-up efforts have commenced to obtain feedback from critical suppliers. To supplement this effort, the Company plans to conduct readiness reviews of the Year 2000 status of suppliers ranked most critical based on their relationships with the Company, the product/service provided, and/or the content of their survey responses. Almost all of the Company's suppliers are still deeply engaged in executing their Year 2000 readiness efforts and, as a result, the Company cannot, at this time, fully evaluate the Year 2000 risks to its supply chain. The Company will continue to monitor the Year 2000 status of its suppliers to minimize this risk and will develop appropriate contingent responses as the risk becomes clearer.

The risk resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other firms in the Company's industry or other business enterprises in general. The following are representative of the types of risks that could result in the event of one or more of the Company's information systems, laboratories, or facilities failed to be Year 2000 ready, or similar major failures by one or more major third party suppliers to the Company:

         Information Systems - could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processing, until systems can be remedied or replaced;

         Laboratory Facilities - could include interruptions or disruptions of data management processes and facilities with delays in delivery of services, until non-compliant conditions or components can be remedied or replaced; and

         Major Suppliers to the Company - could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions and delays in delivery of services, until the third party suppliers remedied the problem or contingency measures can be implemented.

Risks of major failures of the Company's principal services and products could include late delivery of study reports to customers, the cost and resources for the Company to remedy problems where the Company is obligated or undertakes such action, and delays in startup of new studies.

The Company believes it is taking the necessary steps to resolve its Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have material adverse effects on the Company. The current estimate of total Year 2000 project costs is $8.6 million. During the year ended December 31, 1998, the Company spent $2.5 million to purchase hardware and software and used internal resources of $1.1 million (primarily salary costs) for a total of $3.6 million on its Year 2000 issues. During 1999, the Company estimates it will spend $2.1 million on hardware and software and devote $2.9 million in internal resources to address Year 2000 issues. Work projects have been prioritized to largely address Year 2000 readiness. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultants' fees. Costs for previously contemplated updates and replacements of the Company's internal systems and information systems infrastructure have been included in these estimates when such upgrades or replacements have been accelerated.

While the Year 2000 cost estimates include additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, services or financial condition.

The actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers, subcontractors meeting their commitments to be Year 2000 ready and provide Year 2000 ready products, and timely actions by customers.

FOREIGN CURRENCY

The Company conducts business in several foreign countries and approximately 55% , 49% and 28% of the Company's net revenue for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's operations outside the United States. Since its acquisition in 1996, the Company's preclinical operations in Canada has generated more than 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. The Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

Additionally, the Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Such adjustments may in the future be material to the Company's financial statements.

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

In the second quarter of 1998, the Company fully realized the income tax benefit on its available U.S. income tax loss carrybacks. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $11.6 million in 1998 for its deferred tax assets related to the Company's potential tax benefit of such loss carryforward associated with its operating loss in 1998. The Company expects to record a valuation allowance in 1999 on deferred tax assets that may result from the potential tax benefit on loss carryforwards associated with the Company's expected operating loss in fiscal 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information for this item is set forth herein on pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 30, 1998, the Company entered into an option agreement (the "MPI Option") with MPI Research, LLC ("MPI") and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet, who each own 50% of MPI. Dr. Mitchell is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Parfet is the Company's Executive Vice President Corporate Development. Pursuant to the MPI Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI have the right to cancel the MPI Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they give the Company written notice of their intent to cancel the option and the Company does not exercise the option within twenty business days of receipt of such notice. The Company has $1,722,000 in Other Assets at December 31, 1998 related to costs associated with the option to acquire MPI.

On January 30, 1998, the Company granted four separate warrants to purchase 75,000 shares (300,000 shares in the aggregate) of common stock of the Company to both Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet at exercise prices of $7.00, $9.00, $11.00 and $13.00 per share. Each 75,000 share warrant vests ratably over a period of four years. Each warrant expires on January 30, 2004. On September 4, 1998, the Company repriced all 600,000 warrants at an exercise price of $3.25.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)    Financial Statements and Financial Statement Schedule

              1. The consolidated financial statements of the Company filed as part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

              2. Reference is hereby made to pages F-1 and F-20 of this report for the financial statement schedule required by Regulation S-X.

              3. The exhibits filed as part of this Report are listed in Item 14c below.

       (b)    Reports on Form 8-K. None.

       (c)    Exhibits.

Exhibit No.         Description
-----------         -----------
  3.1 --            Restated Certificate of Incorporation, as amended, of the Registrant
                    (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
  3.2 --            Restated Bylaws of the Registrant (incorporated by reference to Exhibit
                    3.2 to the Company's Registration Statement No. 33-69586 on Form S-1)
  4.1 --            Restated Certificate of Incorporation, as amended, of the Registrant (see
                    Exhibit 3.1)
  4.2 --            Restated Bylaws of the Registrant (see Exhibit 3.2)
  4.3 --            Specimen Common Stock Certificate (incorporated by reference to Exhibit
                    4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
 10.1 --            Executive Compensation Plans and Arrangements (a) Form of Employment
                    Agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.1 (a) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1997); (b) Employment Agreement between the Company and Michael F. Ankcorn  (incorporated by reference to Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1996); (c) Form of Employment Agreement between the Company and its President, Chief Executive Officer and Chairman of
                    the Board (incorporated by reference to Exhibit 10.1(c) to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1997); (d)
                    Form of Employment Agreement between the Company and S. Colin Neill
 10.2 --            Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.2 to the Company's
                    Registration Statement No. 33-69586 on Form S-1)
 10.3 --            1989 Stock Option Plan, as amended (incorporated by reference to Exhibit
                    10.5 to the Company's Registration Statement No. 33-69586 on Form S-1)
 10.4 --            Amendment No. 4 to 1989 Stock Option Plan (incorporated by reference to
                    Exhibit 10.5 to the Company's Annual Report on Form 10- K for the year ended December 31, 1994)
 10.5 --            Profit Sharing 401(k) Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-69586 on Form S-1)
 10.6 --            Lease Agreements for the Registrant's Research Triangle Park, North
                    Carolina office space (incorporated by reference to Exhibit 10.11 to the
                    Company's Registration Statement No. 33-69586 on Form S-1)
10.6.1 --           Sublease Agreement dated June 3, 1994 for additional space in Research
                    Triangle Park, North Carolina (incorporated by reference to Exhibit
                    10.8.1 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994)
  10.7 --           Lease Agreement for the Registrant's Lexington, Kentucky office space
                    (incorporated by reference to Exhibit 10.12 to the Company's Registration
                    Statement No. 33-69586 on Form S-1)
  10.8 --           Lease Contract for the Registrant's Brussels, Belgium office space
                    (incorporated by reference to Exhibit 10.13 to the Company's Registration
                    Statement No. 33-69586 on Form S-1)

 10.9 --            Agreement for Lease for the Registrant's Maidenhead, England office space
                    (incorporated by reference to Exhibit 10.14 to the Company's Registration
                    Statement No. 33-69586 on Form S-1)
 10.10 --           (a) Second Amended and Restated Loan and Security Agreement dated
                    December 8, 1993 by and between NationsBank of Tennessee, N.A., the
                    Registrant and its subsidiaries (incorporated by reference to Exhibit
                    10.11 to the Company' Annual Report on Form 10-K for the year ended
                    December 31, 1993) (b) Loan and Security Agreement dated March 27, 1998 by and between NationsBank of Tennessee, N.A., the Registrant and its
                    subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's
                    Quarterly Report for the period ended March 31, 1998)
 10.11 --           Lease Agreement dated December 19, 1995 for the Company's headquarters space in Nashville, Tennessee (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December
                    31, 1995)
 10.12 --           Asset Purchase Agreement among Bio-Research Laboratories Ltd., certain shareholders thereof, and the Company (incorporated by reference to the
                    Company's Current Report on Form 8-K filed on June 19, 1996)
 10.13 --           Lease dated September 30, 1996 for new offices (commencing in 1998) in
                    Cary, North Carolina (incorporated by reference to Exhibit 10.14 to the
                    Company's Annual Report on Form 10-K for the year ended December 31,
                    1996)
 10.14 --           Option Agreement to purchase MPI Research, LLC dated January 30, 1998 between the Company and Jerry R. Mitchell, M.D., Ph.D. and William U.
                    Parfet (incorporated by reference to Exhibit 10.14 to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 1997)
 10.15 --           1998 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company's Proxy Statement for the annual meeting of stockholders held on May 11, 1998 as filed with the SEC on
                    April 10, 1998)
 10.16 --           Amendment No. 6 to 1989 Stock Option Plan of ClinTrials Research Inc.
                    (incorporated by reference to Exhibit B to the Company's Proxy Statement for the annual meeting of stockholders held on May 11, 1998 as filed with the SEC on April 10, 1998)
    21 --           List of Subsidiaries of the Registrant
    23 --           Consent of Ernst & Young LLP
    27 --           Financial Data Schedule for the year ended December 31, 1998 (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLINTRIALS RESEARCH INC.

By: /s/ JERRY R. MITCHELL                                     February 17, 1999
    Jerry R. Mitchell, M.D., Ph.D.
    President and Chief Executive Officer, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                       TITLE                                         DATE
----                                                       -----                                         ----

/s/ S. COLIN NEILL                               Senior Vice president and                          February 17, 1999
S. Colin Neill                                   Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

/s/ EDWARD G. NELSON                             Director                                           February 17, 1999
Edward G. Nelson

/s/ RICHARD J. ESKIND                            Director                                           February 17, 1999
Richard J. Eskind

/s/ IRWIN B. ESKIND                              Director                                           February 17, 1999
Irwin B. Eskind, M.D.

/s/ ROSCOE R. ROBINSON                           Director                                           February 17, 1999
Roscoe R. Robinson, M.D.

/s/ WILLIAM U. PARFET                            Director                                           February 17, 1999
William U. Parfet

                            CLINTRIALS RESEARCH INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE

                                                                                                        Page
                                                                                                        ----

Report of Independent Auditors                                                                          F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                                            F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996                                                                  F-4

Consolidated Financial Statements of Cash Flows for the Years
      Ended December 31, 1998, 1997 and 1996                                                            F-5

Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 1998, 1997 and 1996                                                            F-6

Notes to Consolidated Financial Statements                                                              F-7

Quarterly Financial Information (Unaudited)                                                             F-19

Consolidated Financial Statement Schedule
      Schedule II - Valuation and Qualifying Accounts                                                   F-20

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of ClinTrials Research Inc.

We have audited the accompanying consolidated balance sheets of ClinTrials Research Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClinTrials Research Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 1, 1999

                            CLINTRIALS RESEARCH INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     DECEMBER 31
                                                                                             ---------------------------
                                                                                               1998              1997
                                                                                             --------           --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $ 10,867           $ 28,275
  Accounts receivable, net of allowance for doubtful
         accounts of $2,548 in 1998 and $883 in 1997                                           30,179             33,725
  Advance payments to investigators                                                               492                939
  Income taxes receivable                                                                       3,614              3,167
  Deferred income taxes                                                                            --              2,511
  Other current assets                                                                          1,938              2,531
                                                                                             --------           --------
Total current assets                                                                           47,090             71,148

Property, plant and equipment:
  Land, buildings and leasehold improvements                                                   20,324             16,825
  Equipment                                                                                    30,500             25,625
  Furniture and fixtures                                                                        4,570              5,347
                                                                                             --------           --------
                                                                                               55,394             47,797
  Less accumulated depreciation                                                                15,620             13,025
                                                                                              -------           --------
                                                                                               39,774             34,772

Excess of purchase price over net assets acquired                                              33,655             38,687
Other assets                                                                                    2,577                372
                                                                                             --------           --------
                                                                                             $123,096           $144,979
                                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                           $  7,332           $  6,839
  Advance billings                                                                             12,562             10,468
  Payables to investigators                                                                     1,806              1,278
  Accrued expenses                                                                              7,714              7,739
  Income taxes payable                                                                            361                183
  Current maturities of long-term debt                                                             89                 --
                                                                                             --------           --------
Total current liabilities                                                                      29,864             26,507

Deferred income taxes                                                                           3,411              2,694
Long-term debt                                                                                    265                 --
Commitments and contingencies                                                                      --                 --

Stockholders' equity:
  Preferred Stock, $.01 par value--1,000,000
    shares authorized; no shares issued or outstanding                                             --                 --
  Common Stock, $.01 par value--50,000,000
    shares authorized; issued and outstanding
    18,230,172 and 18,181,765 shares in 1998 and 1997,
    respectively                                                                                  182                182
  Additional paid-in capital                                                                  127,329            127,160
  Accumulated deficit                                                                         (31,445)            (9,313)
  Accumulated other comprehensive loss                                                         (6,510)            (2,251)
                                                                                             --------           --------
Total stockholders' equity                                                                     89,556            115,778
                                                                                             --------           --------
                                                                                             $123,096           $144,979
                                                                                             ========           ========


          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                ----------------------------------------
                                                                                 1998             1997          1996
                                                                                --------        --------        --------
Revenue:
  Service revenue                                                               $109,254        $125,687        $123,703
  Less subcontractor costs                                                        19,563          22,697          28,984
                                                                                --------        --------        --------
Net service revenue                                                               89,691         102,990          94,719

Operating costs and expenses:
  Direct costs                                                                    62,936          69,279          56,510
  Selling, general and administrative expenses                                    38,823          37,982          25,852
  Depreciation and amortization                                                    5,738           5,485           3,916
  Restructuring charge                                                             6,364           1,650              --
                                                                                --------        --------         -------
Income (loss) from operations                                                    (24,170)        (11,406)          8,441
Other income (expense):
  Interest income                                                                    841           1,232           1,032
  Interest expense                                                                   (29)            (28)            (60)
                                                                                --------        --------         -------
                                                                                     812           1,204             972
                                                                                --------        --------         -------
Income (loss) before income taxes                                                (23,358)        (10,202)          9,413
Provision (benefit) for income taxes                                              (1,226)         (3,806)          2,988
                                                                                --------        --------         -------
Net income (loss)                                                               $(22,132)       $ (6,396)        $ 6,425
                                                                                ========        ========         =======

Earnings (loss) per share:
  Basic                                                                         $  (1.22)       $  (0.35)        $  0.42
                                                                                ========        ========         =======
  Diluted                                                                       $  (1.22)       $  (0.35)        $  0.40
                                                                                ========        ========         =======
Number of shares and common stock equivalents
  used in computing earnings (loss) per share:
  Basic                                                                           18,207          18,156          15,447
  Diluted                                                                         18,207          18,156          15,927


          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                 ---------------------------------------
                                                                                  1998             1997          1996
                                                                                 -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $(22,132)       $ (6,396)        $ 6,425
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization of property,
      plant and equipment                                                          5,333           4,999           3,278
    Amortization of other assets                                                   1,277           1,326             900
    Provision for doubtful accounts                                                2,159             351             534
    Deferred income taxes                                                          2,820             (58)         (1,636)
    Loss on disposal/write-down of fixed assets                                      142             322              --
    Write down of assets associated with closing
         of Lexington facility                                                     1,983              --              --
    Other                                                                             29               7              --
    Changes in operating assets and liabilities:
         Accounts receivable                                                         672             832          (4,522)
         Advance billings                                                          2,325          (4,329)         (6,985)
         Payables to investigators                                                   528             (58)         (2,154)
         Accounts payable and accrued expenses                                       893           3,470           2,690
         Advance payments to investigators                                           447            (390)          3,383
         Income taxes                                                               (269)         (2,724)           (860)
         Other assets and liabilities                                                403             141            (953)
                                                                                 -------         -------         -------
  Net cash provided by (used in) operating
    activities                                                                    (3,390)         (2,507)            100

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and
      equipment, net                                                             (12,227)         (6,962)         (7,318)
    Acquisition of business, net of cash acquired                                     --              --         (59,047)
    Costs associated with option to acquire MPI                                   (1,722)             --              --
    Maturities of held-to-maturity securities                                         --              --           1,524
                                                                                 -------         -------         -------
  Net cash used in investing activities                                          (13,949)         (6,962)        (64,841)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                         382              --              --
    Proceeds from sales of Common Stock                                              140             381          86,766
                                                                                 -------         -------         -------
  Net cash provided by financing activities                                          522             381          86,766
Effect of foreign currency exchange rate changes
  on cash                                                                           (591)           (771)            602
                                                                                 -------         -------         -------
Increase (decrease) in cash and cash equivalents                                 (17,408)         (9,859)         22,627
Cash and cash equivalents at beginning of year                                    28,275          38,134          15,507
                                                                                 -------         -------         -------
Cash and cash equivalents at end of year                                         $10,867         $28,275         $38,134
                                                                                 =======         =======         =======

Supplemental cash flow information:

  Interest paid                                                                  $    38         $    16         $    28
                                                                                 =======         =======         =======
  Income tax payments (receipts)                                                 $(2,601)        $(1,024)        $ 1,543
                                                                                 =======         =======         =======
  Equipment purchased included in accounts
    payable                                                                      $ 1,518         $   611         $   507
                                                                                 =======         =======         =======



          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                              ACCUMULATED
                                                           COMMON STOCK          ADDITIONAL                      OTHER
                                                         -------------------       PAID-IN    ACCUMULATED    COMPREHENSIVE
                                             TOTAL       SHARES       AMOUNT       CAPITAL      DEFICIT      INCOME (LOSS)
                                             -----       ------       ------       -------      -------      -------------

Balance at January 1, 1996                $ 30,951     13,494,177      $134       $ 40,054      $(9,342)           $ 105
  Secondary offering, net of
    cash offering costs                     84,901      4,485,000        45         84,856
  Exercises of stock options                   358        135,081         2            356
  Tax benefit from exercises
    of stock options                         1,507                                   1,507
  Comprehensive income:
    Foreign currency translation
      adjustments                              878                                                                   878
    Net income                               6,425                                                6,425
                                           -------
  Comprehensive income                       7,303
                                           -------     ----------      ----       --------     --------          -------
Balance at December 31, 1996               125,020     18,114,258       181        126,773       (2,917)             983
  Exercises of stock options                   381         67,507         1            380
  Comprehensive income (loss):
    Foreign currency translation
      adjustments                           (3,234)                                                               (3,234)
    Net loss                                (6,396)                                              (6,396)
                                           -------
  Comprehensive income (loss)               (9,630)
                                           -------
    Other                                        7                                       7
                                           -------     ----------      ----       --------     --------          -------
Balance at December 31, 1997               115,778     18,181,765       182        127,160       (9,313)          (2,251)
  Exercises of stock options                   140         48,407        --            140
  Comprehensive income (loss):
    Foreign currency translation
      adjustments                           (4,259)                                                               (4,259)
    Net loss                               (22,132)                                             (22,132)
                                           -------
  Comprehensive income (loss)              (26,391)
                                           -------
  Other                                         29                                      29
                                           -------     ----------      ----       --------     --------          -------
Balance at December 31, 1998               $89,556     18,230,172      $182       $127,329     $(31,445)         $(6,510)
                                           =======     ==========      ====       ========     ========          =======


          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996)

1. ORGANIZATION

ClinTrials Research Inc. (the "Company") is a full service contract research organization serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides data management and biostatistical services, and offers product registration and pharmacoeconomic services throughout the United States, Canada and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of ClinTrials Research Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

Judgment and estimation is exercised by management in certain areas of the preparation of the financial statements including revenue recognition, reserves for self-insurance risks and the allowance for uncollectible accounts. Management believes that such estimates are fairly stated; however, actual results could differ from amounts estimated.

FOREIGN CURRENCIES

Assets and liabilities of the Company's subsidiaries located outside of the United States that operate in a local currency environment are translated to United States dollars at year-end foreign currency exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity entitled "accumulated other comprehensive loss". Transaction gains and losses are included in the determination of net income.

CASH, CASH EQUIVALENTS AND HELD-TO-MATURITY SECURITIES

For the purpose of the statement of cash flows, cash and cash equivalents include demand deposits and money market accounts held with a financial institution. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

The Company's contracts are typically fixed-price, multi-year contracts. Revenue for contracts is recorded in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms verbally agreed with the customer. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period.

The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. Subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor costs are accrued on a straight-line basis over the investigator phase of the contract. Investigator payments are made based on predetermined contractual arrangements, which may differ from the accrual of the expense. Payments to investigators in excess of the accrued expense represent advance payments to investigators and accrued expenses in excess of payments represent payables to investigators.

UNBILLED RECEIVABLES AND ADVANCE BILLINGS

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which billings are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis and services rendered exceed billings. Advance billings represent contractual billings for services not yet rendered.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to credit risk include accounts receivable. Concentrations of credit risk on accounts receivable is limited due to the large number of clients. Additionally, the Company maintains allowances for potential credit losses and credit losses incurred have not exceeded management's expectations. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable and unbilled services balance.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.

Depreciation is provided on the straight-line method over the estimated useful lives of the respective properties, which approximate 5 to 40 years.

INCOME TAXES

Income taxes are accounted for under the liability method in accordance with Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets, net of valuation allowance, and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of the purchase price over net assets acquired is being amortized over periods of 20 to 40 years using the straight-line method. The carrying value of the excess of purchase price over net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the excess of purchase price over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess of purchase price over net assets acquired is reduced by the estimated shortfall of cash flows on a discounted basis. Accumulated amortization of the excess of purchase price over fair value of assets acquired was approximately $4,929,000, and $4,530,000 at December 31, 1998 and 1997,
respectively.

FOREIGN CURRENCY HEDGING

Foreign exchange forward contracts are legal agreements between two parties to purchase and sell foreign currency for a specified price, with delivery and settlement in the future. The Company uses foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company recognizes changes in value in income only when contracts are settled. At December 31, 1998, the Company's Canadian subsidiary had outstanding contracts to sell $800,000 United States dollars per month through May 1999 at an average exchange rate of 1.44 Canadian dollars per United States dollar.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with FASB SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of both Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while diluted EPS also includes the dilutive effect of common stock equivalents. Diluted loss per share for the years ended December 31, 1998 and 1997 does not include common stock equivalents (stock options) of 430,000 and 391,000, respectively, as their effect would be anti-dilutive. Diluted EPS for the year ended December 31, 1996, includes the dilutive effect of stock options representing 480,000 equivalent shares of common stock. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol "CCRO".

COMPREHENSIVE INCOME (LOSS)

The Company adopted FASB SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") on January 1, 1998. SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company to include foreign currency translation adjustments, which were previously reported by the Company as a separate component of stockholders' equity, in other comprehensive income. Accumulated other comprehensive income (loss) consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130. Prior period amounts have been reclassified to conform to the requirements of SFAS No. 130.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 superseded FASB SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports to stockholders. It also establishes standards for disclosure concerning related products and services, and geographic areas. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the Company's disclosure of segment information. See
Note 12 on Segment Reporting.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 effective January 1, 2000. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

3. RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company accrued $1.6 million at December 31, 1997, for restructuring costs to be incurred in 1998 in reducing its administrative workforce, primarily in Europe. In the fiscal year ended December 31, 1998, the Company paid the entire amount of $1.6 million in restructuring costs, primarily in severance costs to 35 employees.

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky would be closed and consolidated into its new clinical research center in Research Triangle Park, North Carolina. The Company recorded a restructuring charge of $6.4 million in the second quarter of 1998 in connection with the closing of the Company's Lexington facility, severance costs for the termination of 90 employees and costs associated with lease commitments following the Company's restructuring decision to consolidate facilities. The 1998 restructuring charge consists of the following (in thousands):

                                                                                                               BALANCE IN
                                                                                          AMOUNT OF              ACCRUED
                                                                                        RESTRUCTURING            EXPENSES
                                                                                           CHARGE              AT 12/31/98
                                                                                        -------------            --------
Write down of assets in connection with closure of
    Lexington facility                                                                     $  1,983              $     --
Lease costs associated with consolidation of
    facilities                                                                                1,976                   743
Severance costs                                                                               2,132                    --
Other                                                                                           273                    --
                                                                                           --------              --------
                                                                                           $  6,364              $    743
                                                                                           ========              ========

4. STOCK SPLIT

On October 25, 1996, the Board of Directors declared a 3-for-2 stock split to be effected in the form of a stock dividend of one-half share for each share of Company common stock outstanding as of the record date, November 11, 1996. The dividend was distributed to shareholders on November 25, 1996. The stated par value was not changed from $0.01. A total of $60,000 was reclassified from the Company's additional paid-in capital to the Company's common stock account. Earnings per share, stock option and market price data referred to in the financial statements and notes hereto have been adjusted retroactively to give effect to the stock split.

5. ACQUISITION OF BIORESEARCH

On July 31, 1996, the Company purchased for $65.0 million in cash all of the assets and assumed certain liabilities (the "Acquisition") of Bio-Research Laboratories Ltd. of Montreal, Quebec ("BioResearch"). The Acquisition was financed with the proceeds of a public offering of 4,485,000 shares of the Company's common stock at $20.00 per share on July 24, 1996. Net proceeds to the Company from the offering were approximately $84.9 million, $65.0 million of which was used to fund the Acquisition.

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
                                                                                             -------
                                                                                             $65,000
                                                                                             =======

The excess of the purchase price over net assets acquired is being amortized over 40 years using the straight-line method.

Operations of the acquired business are included in the Company's results of operations from the date of the Acquisition.

The following represents the unaudited pro forma results of operations for the year ended December 31, 1996 (in thousands, except for per share data) as if the Acquisition had occurred as of January 1, 1996:

       Net service revenue                                                                 $110,597
       Income before income taxes                                                             9,658
       Net income                                                                             7,336
       Earnings per share:
              Basic                                                                        $   0.42
              Diluted                                                                      $   0.41
       Weighted average shares outstanding:
              Basic                                                                          17,471
              Diluted                                                                        17,951

The pro forma operating results include each company's results of operations for the indicated periods with increased amortization of intangible assets as if the Acquisition had occurred as of January 1, 1996. The pro forma information given above does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods actually presented, and is not intended to be a projection of future results or trends.

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

                                                                                           1998                  1997
                                                                                           ----                  ----
       Trade:
              Billed                                                                       $ 19,412             $ 21,306
              Unbilled                                                                       12,609               12,485
              Allowance for doubtful accounts                                                (2,548)                (883)
                                                                                           --------             --------
                                                                                             29,473               32,908
       Other                                                                                    706                  817
                                                                                           --------             --------
                                                                                           $ 30,179             $ 33,725
                                                                                           ========             ========

7. CREDIT FACILITIES AND DEBT

On March 27, 1998, the Company replaced its $10.0 million domestic credit facility with a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's new domestic line of credit and foreign line of credit (the "Credit Facilities") totals approximately $18.3 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On December 31, 1998 and 1997, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at December 31, 1998 has been reduced by issued letters of credit of approximately $702,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

In March 1998, the Company's Canadian subsidiary borrowed approximately $382,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning in 1999 and ending in 2002.

8. OPERATING LEASES

The Company leases office space and office equipment under various operating leases. Minimum rental commitments payable in future years under operating leases having an initial or remaining noncancelable term of one year or more are as follows (in thousands):

                  1999                                                    $ 6,974
                  2000                                                      7,177
                  2001                                                      7,087
                  2002                                                      7,074
                  2003                                                      5,566
                  Thereafter                                               44,946
                                                                          -------
                  Total minimum rentals                                    78,824
                  Less minimum rentals due under
                     noncancellable subleases                               4,930
                                                                          -------
                                                                          $73,894
                                                                          =======

Rent expense is comprised of the following for the years ended December 31 (in thousands):

                                                                           1998             1997               1996
                                                                          -------          --------           --------
                  Minimum rentals                                         $ 6,765          $  5,611           $  3,973
                  Less sublease rentals                                       410                27                 --
                                                                          -------          --------           --------
                                                                          $ 6,355          $  5,584           $  3,973
                                                                          =======          ========           ========

9. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                                                             1998              1997
                                                                                            -------            -------
      Deferred tax assets:
         Advance billings and receivables                                                   $ 3,340           $  2,060
         Accrued expenses                                                                       402                451
         Research and development
             credit carryforward                                                              1,669              1,532
         Undeducted research and
             development expenditures                                                         1,179              1,952
         Federal and state net operating losses                                               8,678                388
         Other                                                                                  227                 --
                                                                                            -------            -------
      Total deferred tax assets                                                              15,495              6,383
      Valuation allowance for
         deferred tax assets                                                                (11,624)                --
                                                                                            -------            -------
      Net deferred tax assets                                                                 3,871              6,383
      Deferred tax liabilities:
         Depreciation and amortization                                                       (6,871)            (6,566)
                                                                                            -------            -------
      Net deferred tax liabilities                                                          $(3,000)           $  (183)
                                                                                            =======            =======

The balance sheet classification of the net deferred tax assets (liabilities) is as follows at December 31 (in thousands):

                                                                                             1998              1997
                                                                                            -------            -------
      Current deferred tax assets                                                           $ 5,638            $ 2,511
      Net noncurrent deferred tax assets(liabilities)                                         2,986             (2,694)
                                                                                            -------            -------
                                                                                              8,624               (183)
      Valuation allowance for deferred tax assets                                           (11,624)                --
                                                                                            -------            -------
      Net deferred tax liabilities                                                          $(3,000)           $  (183)
                                                                                            =======            =======

For financial reporting purposes, income (loss) before income taxes for the years ended December 31 includes the following components (in thousands):

                                                                           1998             1997                1996
                                                                         --------          --------           --------
      Income (loss) before income taxes:
         United States                                                   $(20,308)         $ (7,745)          $  8,383
         Foreign                                                           (3,050)           (2,457)             1,030
                                                                         --------          --------           --------
                                                                         $(23,358)         $(10,202)          $  9,413
                                                                         ========          ========           ========

The Company's Canadian subsidiary qualifies for federal and Quebec Scientific Research and Development deductions and tax credits. Expenditures on certain capital assets are fully deductible or may be carried forward indefinitely until utilized. The tax credits are equal to 20% of certain capital and current expenditures. The tax credits are accounted for using the flow through method, in which the credits are recognized as a reduction of income taxes in the year the credit arises.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $11.8 million at December 31, 1998. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested. Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                                                           1998               1997                 1996
                                                                          -------            -------             -------
      Current:
         Foreign                                                            $(269)           $(1,261)            $  (602)
         Federal                                                           (3,777)            (2,517)              4,191
         State and local                                                       --                 30               1,035
      Deferred:
         Foreign                                                              819                 --                  --
         Federal                                                            1,468                253              (1,317)
         State                                                                533               (311)               (319)
                                                                          -------            -------             -------
      Provision (benefit) for
         income taxes                                                     $(1,226)           $(3,806)            $ 2,988
                                                                          =======            =======             =======


The Company's consolidated effective tax rate differed from the federal statutory rate for the years ended December 31 as set forth below (in thousands):

                                                                           1998               1997                 1996
                                                                          -------            -------             -------
      Federal statutory rate                                             $ (7,942)           $(3,469)            $ 3,200
      State and local income taxes
         net of federal benefit                                               352               (185)                472
      Research and development
         tax credits                                                       (2,703)            (2,532)             (1,106)
      Amortization of excess of
         purchase price over net assets
         acquired and other intangible
         assets                                                               484                242                 194
      Difference between foreign income taxed
         at U.S. Federal Statutory rates
         and foreign income tax expense                                      (351)             2,279                  60
      Tax-exempt investment income                                             --               (156)               (191)
      Increase in federal valuation allowance                               9,611                 --                  --
      Other                                                                  (677)                15                 359
                                                                          -------            -------             -------
                                                                          $(1,226)           $(3,806)            $ 2,988
                                                                          =======            =======             =======

A valuation allowance has been established for the amount of United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards. At December 31, 1998, the Company had approximately $21.1 million of federal net operating loss carryforwards which begin to expire in 2018.

10. STOCK OPTION PLANS AND WARRANTS

The Company's 1989 Stock Option Plan, as amended, provides for the grant of options to purchase shares of Common Stock to directors, officers and other key persons. On May 11, 1998, the Stockholders approved an amendment to the 1989 Stock Option Plan to increase the options available to 2,625,000.

Information with respect to the 1989 Stock Option Plan is as follows:

                                                                                                          WEIGHTED-
                                                                                                           AVERAGE
                                                                                                        EXERCISE PRICE
                                                                                                  -------------------------
                                                1998               1997              1996        1998       1997      1996
                                             ---------          ---------          ---------      ------    ------   ------
Options outstanding at January 1             1,336,579          1,133,290          1,014,156      $ 5.86    $ 9.90   $ 4.67
     Granted                                   906,975            826,377            368,694      $ 4.55    $ 8.36   $22.03
     Exercised                                 (48,407)           (67,507)          (135,081)     $ 3.01    $ 5.87   $ 3.28
     Canceled                                 (605,951)          (555,581)          (114,479)     $ 6.29    $17.83   $10.46
                                            ----------         ----------         ----------
Outstanding at December 31                   1,589,196          1,336,579          1,133,290      $ 4.29    $ 5.86   $ 9.90
                                            ==========         ==========         ==========
Option price range at
     December 31                        $.35 to $12.92     $.35 to $12.92     $.35 to $28.50
Options exercisable
     at December 31                            613,900            634,214            559,141       $3.27     $3.04    $2.27

At December 31, 1998, 1997 and 1996 there were 588,067, and 289,091 and 559,887 shares, respectively, available for grant. The weighted-average fair value of options granted during 1998 and 1997 was $2.04 and $3.19, respectively. The weighted-average remaining contractual life of all options outstanding at December 31, 1998 is 7.6 years.

On February 6, 1998, the Company's board of directors approved the adoption of the Company's 1998 Non Qualified Stock Option Plan for Directors (the "1998 Director Option Plan"). The 1998 Director Option Plan was approved by the Company's shareholders on May 11, 1998. The 1998 Director Option Plan is a formula plan under which options to acquire 10,000 shares of the Company's common stock are to be initially granted to each director of the Company who is not an employee and does not beneficially own more than 2.5% of the Company's outstanding stock upon the date of initial election to the board of directors. Directors are automatically eligible to receive annual grants of options to acquire 1,000 shares of the Company's common stock. At December 31, 1998, there were 18,000 options outstanding under this plan, all of which were granted in 1998 at exercise prices between $2.81 and $3.63. At December 31, 1998, there were 182,000 shares available for grant and the weighted average remaining contractual life of all options outstanding was
10.0 years. The weighted-average fair value of options granted during 1998 was $1.19.

On April 18, 1997, the Company repriced options to purchase 403,000 shares with exercise prices between $12.67 and $28.50 with options to purchase 362,595 shares at an exercise price of $8.38 (which exceeded the closing market price on April 18, 1997 of $7.63). The repricing excluded options held by the Company's top two executives (its President/Chief Executive Officer and Executive Vice President - Worldwide Operations). Additionally, on September 4, 1998, the Company repriced 250,000 stock options held by Jerry R. Mitchell, M.D., Ph.D., the Company's President, Chief Executive Officer and Chairman of the Board at an exercise price of $3.25 which were originally granted at an exercise price of $7.00 on January 30, 1998.

On January 30, 1998, the Company granted four separate warrants to purchase 75,000 shares (300,000 shares in the aggregate) of common stock of the Company to both Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet at exercise prices of $7.00, $9.00, $11.00 and $13.00 per share. Each 75,000 share warrant vests ratably over a period of four years. Each warrant expires on January 30, 2004. On September 4, 1998, the Company repriced all 600,000 warrants at an exercise price of $3.25.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively; risk-free interest rates of 5.10%, 6.10% and 5.99%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .72, .59 and .55; and a weighted-average expected life of the option of two years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the years ended December 31 (in thousands, except for earnings per share information):

                                                                                  1998            1997            1996
                                                                                --------         -------         -------
       Net income (loss)                                                        $(22,132)        $(6,396)        $ 6,425
       Pro forma compensation expense from stock
          options, net of taxes                                                    2,057           1,561             814
                                                                                --------         -------         -------
       Pro forma net income (loss)                                              $(24,189)        $(7,957)        $ 5,611
                                                                                ========         =======         =======
       Pro forma earnings (loss) per share:
          Basic EPS                                                             $  (1.33)        $ (0.44)        $  0.36
                                                                                ========         =======         =======
          Diluted EPS                                                           $  (1.33)        $ (0.44)        $  0.35
                                                                                ========         =======         =======

11. EMPLOYEE BENEFITS

The Company provides defined contribution plans for substantially all of its employees. Participation is generally subject to the employees age and length of employment with the Company. The Company's contributions to the plans are generally based on employee contributions and may also include additional discretionary contributions.

The Company's expense for its contributions to the plans was approximately $1,639,000 and $1,976,000 and $1,364,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

12. SEGMENT REPORTING

The Company is a full-service contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. These research services comprise two reportable operating segments - Clinical and Preclinical. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacoeconomic services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company's European operations are headquartered in Maidenhead, U.K. with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries are immaterial and therefore European operations as a whole are disclosed below. Preclinical services are comprised of designing and conducting trials of new pharmaceutical and biotechnology products based primarily upon animal models to produce data required to assess and evaluate efficacy in and potential risks to humans. Preclinical services are performed in Montreal, Quebec, Canada. Activity which is not included in the Clinical or Preclinical segments is shown as "Other" which includes operations not directly related to the business segments, corporate expenses and restructuring charges.

Financial data by segment for 1998, 1997, and 1996 is as follows:

                                                 U.S.         EUROPE      TOTAL       CANADA
                                               CLINICAL      CLINICAL    CLINICAL   PRECLINICAL     OTHER         TOTALS
                                               --------      --------    --------   -----------     -----         ------
Year Ended December 31, 1998
----------------------------
  Net revenues from external customers          $40,366       $11,128     $51,494      $38,197      $    --      $ 89,691
  Depreciation and amortization                   2,824         1,136       3,960        1,748           30         5,738
  Segment profit (loss)                          (8,990)       (9,520)    (18,510)       5,851      (11,511)      (24,170)
  Segment assets                                 33,148        10,018      43,166       70,419        9,511       123,096
  Long-lived assets                              14,663         3,522      18,185       55,688        1,722        75,595
  Expenditures for long-lived assets              5,487           972       6,459        5,768        1,722        13,949

Year Ended December 31, 1997
----------------------------
  Net revenues from external customers          $52,273       $13,777     $66,050      $36,940      $    --      $102,990
  Depreciation and amortization                   2,938           867       3,805        1,651           29         5,485
  Segment profit (loss)                          (1,773)       (7,113)     (8,886)       4,156       (6,676)      (11,406)
  Segment assets                                 37,971        11,379      49,350       76,711       18,918       144,979
  Long-lived assets                              14,137         3,695      17,832       55,999           --        73,831
  Expenditures for long-lived assets              2,822         1,684       4,506        2,456           --         6,962

Year Ended December 31, 1996
----------------------------
  Net revenues from external customers          $68,023       $12,900     $80,923      $13,796      $    --      $ 94,719
  Depreciation and amortization                   2,664           487       3,151          738           27         3,916
  Segment profit (loss)                          12,986          (544)     12,442        1,214       (5,215)        8,441
  Segment assets                                 45,464         8,557      54,021       73,359       29,843       157,223
  Long-lived assets                              14,988         2,934      17,922       57,775           --        75,697
  Expenditures for long-lived assets              4,482         2,013       6,495       58,990           --        65,485

Segment profit (loss) for Other includes a restructuring charge of $6.4 million in 1998 and $1.6 million in 1997. Results of operations for Canada Preclinical for 1996 include operations since the date of its acquisition, July 31, 1996 and 1996 expenditures for Canada Preclinical's long-lived assets include $58.2 million relating to the acquisition of BioResearch (See Note 5).

Net revenue generated under multiple contracts by clients who accounted for more than 10% of the Company's consolidated net revenue for the years ended December 31 are as follows (in thousands):

                                                                        1998               1997               1996
                                                                        ----               ----               ----
          Client A
              U.S. Clinical                                               1%                15%                 23%
              Europe Clinical                                             1%                 3%                  3%
              Total Clinical                                              2%                18%                 26%
              Canada Preclinical                                          7%                 5%                  2%
              Total Company                                               4%                13%                 23%

          Client B
              U.S. Clinical                                              16%                 6%                  3%
              Europe Clinical                                             9%                 5%                  2%
              Total Clinical                                             25%                11%                  5%
              Canada Preclinical                                          2%                 3%                  2%
              Total Company                                              15%                 8%                  5%

13. CONTINGENCIES

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

14. OPTION TO ACQUIRE MPI

On January 30, 1998, the Company entered into an option agreement (the "MPI Option") with MPI Research, LLC ("MPI") and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet, who each own 50% of MPI. Dr. Mitchell is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Parfet is the Company's Executive Vice President Corporate Development. Pursuant to the MPI Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI have the right to cancel the Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they give the Company written notice of their intent to cancel the option and the Company does not exercise the option within twenty business days of receipt of such notice. The Company has $1,722,000 in Other Assets at December 31, 1998 related to costs associated with the option to acquire MPI.

15. SUBSEQUENT EVENT

SALE OF OVATION

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principal from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into it's Research Triangle Park, North Carolina ("RTP") facility. Pharmacoeconomics services will be performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction. The gain on the sale of $484,000 will be reflected in the Company's results of operations for 1999.

                            CLINTRIALS RESEARCH INC.
                         QUARTERLY FINANCIAL INFORMATION
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                  1998                                         FIRST            SECOND*          THIRD            FOURTH
                  ----                                         -----            -------          -----            ------
Net revenue                                                   $23,648          $ 22,888         $21,001          $22,154
Loss before income taxes                                      $(3,633)         $(10,549)        $(4,135)         $(5,041)
Net loss                                                      $(2,240)         $(10,476)        $(4,253)         $(5,163)
Loss per share:
  Basic                                                       $ (0.12)         $  (0.58)        $ (0.23)         $ (0.28)
  Diluted                                                     $ (0.12)         $  (0.58)        $ (0.23)         $ (0.28)
Number of shares and dilutive common
  stock equivalents used in computing loss per share:
  Basic                                                        18,185            18,195          18,219           18,230
  Diluted                                                      18,185            18,195          18,219           18,230
Market prices of common stock:

  High                                                        $  8.50          $   7.25         $  6.50          $  4.75
  Low                                                         $  6.25          $   4.03         $  2.94          $  2.34

                  1997                                         FIRST            SECOND*          THIRD            FOURTH**
                  ----                                         -----            -------          -----            ------

Net revenue                                                   $28,603           $25,995         $24,199          $24,193
Income (loss) before income taxes                             $   871           $(1,893)        $(3,964)         $(5,216)
Net income (loss)                                             $   748           $(1,480)        $(2,775)         $(2,889)
Earnings (loss) per share:
  Basic                                                       $  0.04           $ (0.08)        $ (0.15)         $ (0.16)
  Diluted                                                     $  0.04           $ (0.08)        $ (0.15)         $ (0.16)
Number of shares and dilutive common stock
  equivalents used in computing earnings per share:
  Basic                                                        18,117            18,146          18,180           18,181
  Diluted                                                      18,522            18,146          18,180           18,181
Market prices of common stock:
  High                                                        $ 32.00           $ 12.63         $ 12.69           $ 9.38
  Low                                                         $  7.75           $  6.50         $  8.25           $ 6.25


* The second quarter of 1998 includes a $6,364 restructuring charge in connection with the closing of the Company's Lexington facility, involuntary termination costs and costs associated with leases.

** The fourth quarter of 1997 includes a $1,650 ($1,169 net of tax) restructuring charge primarily related to termination costs associated with the severance of certain general and administrative personnel.

CLINTRIALS RESEARCH INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FYE 12/31/98
(IN THOUSANDS)

                COL. A                          COL. B                COL. C                  COL. D            COL. E
                ------                          ------                ------                  ------            ------
                                                                     ADDITIONS
                                                               -----------------------
                                                   BALANCE                    CHARGED
                                                     AT        CHARGED           TO                              BALANCE
                                                  BEGINNING      TO             OTHER                              AT
                                                     OF         COST          ACCOUNTS-      DEDUCTIONS-         END OF
              DESCRIPTION                          PERIOD     & EXPENSE       DESCRIBE        DESCRIBE           PERIOD
              -----------                          ------     ---------       --------        --------           ------
Year Ended December 31, 1998:
Deducted from asset accounts

Allowance for Doubtful Accounts                     $883        $2,159          $0               $494(A)          $2,548
                                                    ----        ------          --               ----             ------
Total                                               $883        $2,159          $0               $494             $2,548
                                                    ====        ======          ==               ====             ======
Year Ended December 31, 1997:
Deducted from asset accounts
Allowance for Doubtful Accounts                     $744        $  351          $0               $212(A)          $  883
                                                    ----        ------          --               ----             ------
Total                                               $744        $  351          $0               $212             $  883
                                                    ====        ======          ==               ====             ======
Year Ended December 31, 1996:
Deducted from asset accounts
Allowance for Doubtful Accounts                     $315        $  534          $0               $105(A)          $  744
                                                    ----        ------          --               ----             ------
Total                                               $315        $  534          $0               $105             $  744
                                                    ====        ======          ==               ====             ======

(A) - Uncollectible accounts written off