Form 10-K/A
period 1998-12-31
CLINTRIALS RESEARCH INC
filed 1999-04-28
CIK 870978

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission File Number 0-22510

                            CLINTRIALS RESEARCH INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    62-1406017
  (State of incorporation)              (I.R.S. Employee Identification Number)

          11000 WESTON PARKWAY
          CARY, NORTH CAROLINA                                 27513
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code: (919) 460-9005

Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of Each Exchange
              Title of Each Class                          on Which Registered
              -------------------                          -------------------
         Common Stock, $.01 par value                      Nasdaq Stock Market


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $93,116,000 as of April 14, 1999. The number of Shares of Common Stock outstanding as of April 14, 1999 was 18,017,172.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors of the Company.

NAME                                    AGE                    POSITION
----                                    ---                    --------

Jerry R. Mitchell, M.D., Ph.D.          57              Chairman; President and
                                                        Chief Executive Officer
Irwin B. Eskind, M.D.                   74                     Director
Richard J. Eskind                       68                     Director
Edward G. Nelson                        67                     Director
Roscoe R. Robinson, M.D.                68                     Director
William U. Parfet                       52                     Director

INFORMATION ABOUT DIRECTORS

         Jerry R. Mitchell, M.D., Ph.D., 57 years of age, joined the Company in January 1998 as its Chief Executive Officer and President and was named Chairman of the Board in May 1998. Prior to joining the Company, Dr. Mitchell served on the Board of Directors of ILEX Oncology, Inc. of San Antonio, Texas, and in 1996, co-founded MPILEX Partners, L.P, a joint venture with ILEX to develop oncology drugs. He also co-founded MPI Research, a drug safety and pharmaceutical development company with Mr. Parfet, also a director of the Company, in 1995, and continues to serve on MPI's Board of Directors. From 1993 to 1995, Dr. Mitchell served as Vice Chairman of the Board of the Upjohn Company after serving as the President of Upjohn Pharmaceutical Laboratories from 1990 to 1993. Dr. Mitchell has also served as Section Chief at the National Heart, Lung and Blood Institute of the National Institutes of Health, and as Director of the Center for Experimental Therapeutics and as Professor of Medicine and Pharmacology at Baylor Medical College. Dr. Mitchell has served on a number of national science committees and is a member of numerous professional organizations, and was recently elected to lead the American Society of Pharmacology and Experimental Therapeutics (ASPET) as its President from 1998-2000. He is the author of numerous research publications and was designated in 1990 as a "Citation Superstar" in "The Scientist" newspaper. Dr. Mitchell received his M.D. and Ph.D. degrees from Vanderbilt University.

         Irwin B. Eskind, M.D., 74 years of age, has been a director of the Company since February 1992. Dr. Eskind engaged in the private practice of internal medicine from 1954 until his retirement in January 1996. Dr. Eskind is the brother of Richard J. Eskind, also a director of the Company.

         Richard J. Eskind, 68 years of age, has served as a director of the Company since February 1992. Mr. Eskind has served since October 1986 as Vice President--Investments of A.G. Edwards & Sons, Inc., a broker-dealer firm. Mr. Eskind is the brother of Irwin B. Eskind, M.D., also a director of the Company.

         Edward G. Nelson, 67 years of age, has been a director of the Company since November 1990. Mr. Nelson formed Nelson Capital Corp., a merchant banking firm, in 1984, and has served as the President and Chairman of the Board since its organization. Mr. Nelson serves as a director of Berlitz International, Inc., a language services company; Central Parking Corporation, a parking services company; and Advocat Inc., a long-term care company.

         Roscoe R. Robinson, M.D., 68 years of age, has served as a director of the Company since December 1997. Dr. Robinson served as Vice Chancellor for Health Affairs for Vanderbilt University from 1981 until 1997 and has served as a professor of medicine at Vanderbilt University since 1981. Dr. Robinson has been a member of the Board of Directors of First American Corporation since 1992 and a Trustee of Duke University since 1994.

         William U. Parfet, 52 years of age, became a consultant to the Company in January 1998 and was named Director of Business Planning and Analysis of the Company in October 1998. Mr. Parfet was with The Upjohn Company from 1985 until 1993 where he held various positions, including Executive Vice President, President and Vice Chairman of the Board of Directors. From 1993 to 1996, Mr. Parfet served as President and Chief Executive Officer of Richard Allan Medical, a Michigan world wide manufacturer of surgical products. Mr. Parfet currently serves as Co-Chairman of MPI Research. Mr. Parfet also serves as a director of the Stryker Corporation, a specialty surgical and medical products company; CMS Energy, a public utilities company; Sybron International, a laboratory and dental products company; Pharmacia & Upjohn, Inc., a pharmaceutical company; Flint Ink, Inc., a printing and color imaging company; and as a Commissioner of the Michigan Department of Natural Resources.

COMMITTEES OF THE BOARD OF DIRECTORS

         There are two committees of the Company's Board of Directors: the Compensation and Stock Option Committee and the Audit Committee. The Compensation and Stock Option Committee, which met once during 1998, is composed of Dr. Irwin Eskind, Mr. Nelson and Dr. Robinson and is responsible for the approval of remuneration arrangements for executive officers of the Company, the review of the Company's compensation plans and the general review of the Company's employee compensation policies. The Audit Committee, which met once during 1998, is composed of Mr. Parfet and Mr. Richard Eskind, and is responsible for the engagement of independent auditors, the review of audit fees, the supervision of matters relating to audit functions, the review and setting of internal policies and procedures regarding audit, accounting and other financial controls and the review of related party transactions.

INFORMATION ABOUT EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company, other than Dr. Mitchell, whose information is set forth above.

NAME                             AGE                     POSITIONS
----                             ---                     ---------
Paul J. Ottaviano                52      Executive Vice President - Worldwide Operations
S. Colin Neill                   52      Senior Vice President and Chief Financial
                                         Officer
William L. Shaw, MB, ChB         52      President - Europe/Asia Pacific
Neil M. Frazer, MB, ChB, FRCA    43      President - The Americas
Michael F. Ankcorn               55      Chairman, President and Chief Executive
                                         Officer, ClinTrials BioResearch Ltd.

         Paul J. Ottaviano has served the Company as Executive Vice President--Worldwide Operations since December 1995 after serving as Executive Vice President--U.S. Operations since July 1992. From May 1989 until joining the Company in July 1992, he was President and Chief Executive Officer of National Psychopharmacology Laboratories, Inc., a specialty laboratory company. Mr. Ottaviano was Chief Operating Officer of Med Inc. (later ImageAmerica, Inc.), a medical imaging company, from April 1988 through May 1989. From July 1987 until April 1988, Mr. Ottaviano was the Vice President--Operations and President--ICL East of International Clinical Laboratories, Inc. From January 1987 until July 1987, Mr. Ottaviano served as a Division President of International Clinical Laboratories, Inc.

         S. Colin Neill has served as Senior Vice President and Chief Financial Officer of the Company since October 1998. Prior to joining the Company, Mr. Neill served as a financial consultant to a variety of companies from October 1997 to October 1998. Mr. Neill served from July 1996 to October 1997 as Vice President, Chief Financial Officer of Continental Health Affiliates, Inc. and its majority owned subsidiary Infu-Tech, Inc., a network of health care companies focused on home care, long term care, assisted living and managed care. Mr. Neill's career experience has included that of Acting

Vice President - Finance, Chief Financial Officer of Pharmos Corporation, a biopharmaceutical company in the business of developing novel drug technologies from January 1995 to July 1996; Vice President - Finance, Chief Financial Officer of BTR Inc., the US subsidiary of BTR plc, a British diversified manufacturing company with US revenues of approximately $3.5 billion from 1992 to December 1994; and Vice President - Financial Services of The BOC Group, Inc., a British industrial gases company with substantial operations in the health care industry. He began his career in public accounting with Arthur Andersen LLP in Ireland as a Senior Auditor and later with Price Waterhouse LLP in New York City as a Senior Manager.

         William L. Shaw, MB, ChB, joined the Company in January 1998 as President--Europe/Asia Pacific. Prior to joining the Company, Dr. Shaw served as Chief Executive Officer -- Europe, Asia and Pacific Rim for Pharmaco International Ltd. and as a Director for APBI Holdings Ltd., a life and environmental sciences research and consulting company, from 1996 through 1997; as Chief Operating Officer for HLS Ltd., a pre-clinical contract research organization, from 1995 through 1996; as a Director for LCRC Ltd., a Phase I contract research organization, from 1993 through 1996; and as Managing Director for HRC Ltd., a pre-clinical contract research organization, from 1993 through 1995.

         Neil M. Frazer, MB, ChB, FRCA has served as President - Americas since July 1998, after serving as Senior Director of Medical and Regulatory Affairs when he joined the Company in October 1997. Prior to joining the Company, Dr. Frazer had served for ten years as research physician, head of clinical pharmacology, and a director of medical affairs for Glaxo Wellcome.

         Michael F. Ankcorn has served as President of ClinTrials BioResearch Ltd. since its acquisition by the Company in August 1996. From 1979 to July 1996 Mr. Ankcorn served as President and Chief Executive Officer of Bio-Research Laboratories Ltd. From 1977 to 1979 he served as Assistant Vice President for the Canada Development Corporation.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Dr. Mitchell, Mr. Ottaviano, Mr. Neill, Dr. Shaw and Mr. Ankcorn.

         The employment agreement for Mr. Ottaviano commenced on January 1, 1999 and ends on December 31, 1999. The employment agreement for Dr. Mitchell commenced on February 1, 1999 and ends on January 31, 2000. The employment agreement for Dr. Shaw commenced on December 29, 1998 and ends on December 28, 1999. The employment agreement for Mr. Neill commenced on October 22, 1998 and ends on October 21, 1999. Each of the agreements are automatically renewed for additional and successive one year periods unless the Company provides 90 days notice prior to any anniversary date to the individual employee of its intent not to renew the employment agreement. The annual base salary under the agreement for Dr. Mitchell is $275,000; for Mr. Ottaviano, $240,000; for Dr. Shaw, approximately $235,000; for Mr. Neill, $225,000.

         The agreements (other than Mr. Ankcorn's, which is described separately below) provide for periodic increases in the base salaries at the discretion of the Board of Directors. The named employees are also entitled to benefits such as medical insurance, expense reimbursement, vacation and participation in the Company's 401(k) savings plan or supplemental retirement plan and, in some cases, incentive bonuses. The agreements contain a non-compete clause providing that during the term of employment, and for a period of either six months or one year following the date of termination of employment (for any reason), the employee may not engage in certain activities competitive with the Company. The agreements also provide for severance compensation upon termination of employment, with the amount and type of compensation contingent upon the context of the termination. For example, if employment is terminated by the Company other than "for cause" (as defined in the agreement), the employee is entitled to a lump sum payment of twelve months of the then-current base salary, continued benefits coverage for twelve months and vesting of any stock options held for exercise within twelve months. If the employment is instead terminated by the Company "for cause", the employee is entitled only to compensation and benefits earned or vested as of the date of termination. And if the employee terminates the agreement with notice, he or she is entitled to an amount equal to one month's base salary and continuation of benefits coverage for three months.

         The employment agreement for Mr. Ankcorn commenced on July 31, 1996 and ends on July 31, 2001. The agreement is automatically renewed for an additional five year period unless the Company provides six months notice prior to the fifth anniversary date to Mr. Ankcorn of its intent not to renew the employment agreement. The annual base salary under the agreement for Mr. Ankcorn is Canadian $220,000. The agreement provides for periodic increases in the base salary at the discretion of the Board of Directors. Mr. Ankcorn is entitled to the standard benefits offered at ClinTrials BioResearch. The employment agreement contains a non-competition clause providing that during the term of employment, and for thirty-six months following the date of the expiration or termination of employment, he may not carry on or be engaged in any endeavor in competition, in whole or in part, with the Company. In the event of termination by the Company other than "for cause," Mr. Ankcorn is entitled to three years severance compensation, including a lump sum salary payment and continued benefits coverage. If the Company fails to renew the agreement, he is entitled to a lump sum payment of his most recent annual base salary.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon the Company's review of copies of the Section 16(a) forms furnished to the Company for the fiscal year ended December 31, 1998, the Company believes that, during such fiscal year, its executive officers, directors and greater than 10% stockholders complied with applicable Section 16(a) filing requirements, except as discussed below.

         Mr. Kevin Duffy, an officer of the Company during 1998, and his wife made purchases of the Company's common stock and failed to timely report these holdings. Mr. Duffy did update his holdings on Form 5 in February 1999. Dr. Robinson, a director of the Company did not report a purchase of the Company's common stock by his wife during 1998. Dr. Robinson made the required filing in April 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation during fiscal years ended December 31, 1998, 1997 and 1996 for the Company's Chief Executive Officers and the persons who, at December 31, 1998, were the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                                           -------------------
                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                                             -------------
                                                                                              SECURITIES
                                                                               OTHER          UNDERLYING
                                                                              ANNUAL           OPTIONS/           ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR         SALARY        BONUS      COMPENSATION       SARS(#)(1)       COMPENSATION(2)
---------------------------           ----         ------        -----      ------------       ----------       ---------------
Jerry R. Mitchell, M.D., Ph.D.        1998         $252,083     $     0      $       0           600,000            $114,257
   Chairman of the Board,             1997              N/A         N/A            N/A               N/A                 N/A
   President and Chief                1996              N/A         N/A            N/A               N/A                 N/A
   Executive Officer

William C. O'Neil, Jr.                1998          103,125           0              0                 0             700,194
   Chairman of the Board,             1997          275,000           0              0            10,000              14,213
   President and Chief                1996          250,000      50,000              0                 0              14,291
   Executive Officer(3)

Paul J. Ottaviano                     1998          240,000           0              0            15,000              12,375
   Executive Vice President -         1997          240,000           0              0            15,000              12,102
   Worldwide Operations               1996          220,000      30,000              0                 0              12,135

William S. Shaw, MB,ChB               1998          240,336           0              0            20,000             125,202
   President - Europe/Asia            1997              N/A         N/A            N/A               N/A                 N/A
   Pacific                            1996              N/A         N/A            N/A               N/A                 N/A

Neil M. Frazer, MB, ChB, FRCA         1998          170,000      19,285              0                 0               8,280
   President, Americas                1997              N/A         N/A            N/A            20,000                 N/A
                                      1996              N/A         N/A            N/A               N/A                 N/A

Michael F. Ankcorn                    1998          166,140      85,020              0            20,250              57,952
   ClinTrials BioResearch Ltd.        1997          173,232      72,829              0            20,250              79,340
   Chairman, President and            1996           67,494      19,880              0                 0               9,238
   Chief Executive Officer(4)

(1) Although the Company's existing stock option plan permits the grant of stock appreciation rights, no such rights have been granted to date.

(2) Amounts represent life insurance premium payments, profit sharing contributions at 5% of the U.S. participant's base salary (subject to limitations), supplemental retirement plan contributions for overseas employees, 401(k) plan Company matching contributions at 33% of U.S. participant's voluntary deduction, severance, and car allowances. The amounts represented by each of those forms of compensation for 1998 are as follows:

                                                          PROFIT SHARING
                                                              401(K)/
                                             INSURANCE     PENSION PLAN                                        CAR
                                              PREMIUM      CONTRIBUTIONS       RELOCATION     SEVERANCE     ALLOWANCE
                                              -------      -------------       ----------     ---------     ---------

Jerry R. Mitchell, M.D.                      $ 1,969        $  8,954           $103,334      $      0       $     0
William C. O'Neil, Jr.                         1,316           3,300                  0       695,578             0
Paul J. Ottaviano                              1,575          10,800                  0             0             0
William L. Shaw, MB, ChB                       7,296          64,397             33,364             0        20,145
Neil M. Frazer, MB, ChB, FRCA                    780           7,500                  0             0             0
Michael F. Ankcorn                             4,163          44,590                  0             0         9,199

(3) Effective February 1, 1998, Mr. O'Neil resigned as President and Chief Executive Officer. Effective May 11, 1998, Mr. O'Neil resigned as Chairman of the Board of Directors but remained a Director. Effective February 17, 1999, Mr. O'Neil resigned as a Director.

(4) ClinTrials BioResearch Ltd. was acquired by the Company on July 31, 1996. Mr. Ankcorn's 1996 compensation information includes compensation from that date forward.

         The tables below provide certain information with respect to grants of stock options to the Named Executive Officers pursuant to the Company's 1989 Stock Option Plan during the year ended December 31, 1998.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                                                   -----------------                                   POTENTIAL REALIZABLE
                                     NUMBER OF                                                           VALUE AT ASSUMED
                                    SECURITIES     PERCENT OF                                          ANNUAL RATE OF STOCK
                                    UNDERLYING   TOTAL OPTIONS/    EXERCISE    MARKET                 PRICE APPRECIATION FOR
                                     OPTIONS/     SARS GRANTED     OF BASE   PRICE ON                    OPTIONS TERM(2)(3)
                                       SARS      TO EMPLOYEES IN    PRICE     DATE OF    EXPIRATION   -----------------------
NAME                                GRANTED(1)     FISCAL YEAR    ($/SHARE)  GRANT         DATE         5%           10%
----                                ----------     -----------    ---------  -----         ----         --           ---
Jerry R, Mitchell, M.D., Ph.D.(4)(5)  300,000           --%          $3.25    $3.25        1/30/04    $ 245,421   $  594,346
                                      250,000           --            3.25     3.25        1/30/08      423,691    1,102,232
                                       50,000           --            3.25     3.25        9/08/08      122,557      291,405
                                      -------         ----                                            ---------    ---------
   Total                              600,000         41.0                                              791,669    1,987,983
                                      =======         ====                                            =========    =========
Paul J. Ottaviano                      15,000          1.0            5.00     5.00        7/30/08       47,167      119,531
William L. Shaw, MB, ChB               20,000          1.4            6.81     6.81        1/06/08       85,693      217,163
Michael F. Ankcorn                     20,250          1.4            5.00     5.00        7/30/08       63,676      161,366

(1) All options granted to the Named Executive Officers are exercisable in four equal annual installments beginning one year after the date of grant. This per share exercise price represents the fair market value of the Common Stock on the date of grant except for the grants that represent repriced options for which the exercise price is $3.25 (see
         Note 4 below).

(2) Potential realizable value is calculated from a stock price equal to the exercise or base price of the options granted.

(3) The potential realizable values illustrate values that might be realized upon exercise immediately prior to the expiration of the term of these options using 5% and 10% appreciation rates, as required by the Securities and Exchange Commission, compounded annually. These values do not, and are not intended to, forecast possible future appreciation, if any, of the Company's stock price. Additionally, these values do not take into consideration the provisions of the options providing for vesting over a period of years or termination of options following termination of employment.

(4) Grants represent the Company's repricing of previously granted options or warrants. The repricing was effective September 4, 1998 (see Item 13, "CERTAIN TRANSACTIONS").

(5) Consists of warrants to purchase shares with terms similar to options (see Item 13, "CERTAIN TRANSACTIONS").

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                       NUMBER OF                  VALUE OF UNEXERCISED
                                    NUMBER OF                   UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                   SECURITIES                        OPTIONS/SARS                         /SARS
                                   UNDERLYING        VALUE        AT FISCAL YEAR-END            AT FISCAL YEAR-END($)(1)
                                  OPTIONS/SARS     REALIZED   ---------------------------      ---------------------------
NAME                              EXERCISED(#)        ($)     EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----                              ------------     --------   -----------   -------------      -----------   -------------
Jerry R. Mitchell, M.D., Ph.D.           0           $ 0               0        600,000         $        0      $ 412,800
William C. O'Neil, Jr.(2)                0             0         388,750         11,250          1,345,500              0
Paul J. Ottaviano                        0             0          63,750         33,750              8,735              0
William L. Shaw, MB, ChB                 0             0               0         20,000                  0              0
Neil M. Frazer, MB, ChB, FRCA            0             0           5,000         15,000                  0              0
Michael F. Ankcorn                       0             0          10,126         30,374                  0              0

(1) This amount represents the aggregate of the number of options multiplied by the difference between $3.94, the fair market value of the Common Stock at December 31, 1998, and the exercise price for that option.

(2) Effective February 1, 1998, Mr. O'Neil resigned as President and Chief Executive Officer. Effective May 11, 1998, Mr. O'Neil resigned as Chairman of the Board of Directors but remained a Director. Effective February 17, 1999, Mr. O'Neil resigned as a Director.

COMPENSATION OF DIRECTORS

         Non-employee directors owning less than 5% of the Company's outstanding Common Stock (Mr. Nelson and Dr. Robinson) are compensated $15,000 annually. Non-employee directors owning 5% or more of the company's outstanding Common Stock (Dr. Eskind and Mr. Eskind) receive no compensation.

         On February 6, 1998, the Company's board of directors approved the adoption of the Company's 1998 Non Qualified Stock Option Plan for Directors (the "1998 Director Option Plan"). The 1998 Director Option Plan was approved by the Company's shareholders on May 11, 1998. The 1998 Director Option Plan is a formula plan under which options to acquire 10,000 shares of the Company's common stock are to be initially granted to each director of the Company who is not an employee and does not beneficially own more than 2.5% of the Company's outstanding stock upon the date of initial election to the board of directors. Directors are automatically eligible to receive annual grants of options to acquire 1,000 shares of the Company's common stock. At December 31, 1998, there were 18,000 options outstanding under this plan, all of which were granted in 1998 at exercise prices between $2.81 and $3.63. At December 31, 1998, there were 182,000 shares available for grant.

OPTION REPRICING

         In September 1998, the Board of Directors voted to reduce the exercise price of the options and warrants held by Dr. Mitchell due to the general decline in the stock market and the decline in the market price of the Company's Common Stock. The options and warrants originally had exercise prices ranging from $7 to $13 per share and the exercise price on all of them was reduced to $3.25 per share, the closing price from the Common Stock on the date of repricing. The Board felt that the market price of the Company's Common Stock had fallen to a point so far below the average exercise price of the options and warrants that they were no longer serving as compensatory or incentive tools. The Board also felt that the reduction in the market price of the Company's Common Stock was more a result of general economic trends and was not the fault of Dr. Mitchell. The Board believed that the repricing of the options and warrants was in the best interest of the Company and will serve to retain and motivate Dr. Mitchell.

         The following table sets forth information concerning options or warrants granted to any executive officer of the Company for which the exercise price was adjusted since the Company's incorporation in 1989. The repricing was unanimously approved by the Board of Directors, except for Dr. Mitchell and Mr. Parfet, who each abstained from voting.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                                                                              LENGTH OF
                                                    NUMBER OF                                                 ORIGINAL
                                                   SECURITIES                                                  OPTION
                                                   UNDERLYING    MARKET PRICE     EXERCISE                      TERM
                                                    OPTIONS/      OF STOCK AT       PRICE                     REMAINING
                                                      SARS          TIME OF      AT TIME OF        NEW       AT DATE OF
                                                   REPRICED OR   REPRICING OR   REPRICING OR    EXERCISE    REPRICING OR
NAME                                     DATE      AMENDED(#)    AMENDMENT($)   AMENDMENT($)    PRICE($)      AMENDMENT
----                                     ----      ----------    ------------   ------------    --------      ---------

Jerry R. Mitchell, M.D., Ph.D.           9/4/98      300,000         $3.25      $7 to $13         $3.25        3.4 years
  Chairman of the Board,
  President and Chief
     Executive Officer

Jerry R. Mitchell, M.D., Ph.D.           9/4/98      250,000          3.25           7.00          3.25        9.4 years
Michael F. Ankcorn                      4/18/97       20,250          7.63          22.00          8.38        9.3 years
  ClinTrials BioResearch Ltd.
  Chairman of the Board,
  President and Chief
    Executive Officer

Barry B. Kanarek (1)                    4/18/97       45,000          7.63          22.00          8.38        9.7 years
Albert J. Siemens (2)                   4/18/97        6,750          7.63          12.92          8.38        8.7 years

         (1)      Dr. Kanarek resigned from the Company effective April 2, 1998.
         (2)      Dr. Siemens resigned from the Company effective January 31,
                  1998.

         The foregoing report on option repricing is provided by the Board of
Directors:

         Edward G. Nelson                        Irwin B. Eskind, M.D.
         Roscoe R. Robinson, M.D.                Richard J. Eskind

                          COMPENSATION COMMITTEE REPORT

         Recommendations on compensation for the Company's executive officers are made to the Company's Board of Directors by the Compensation and Stock Option Committee (the "Committee"). Each member of the Committee is a non-employee director. It is the responsibility of the Committee to determine whether in its judgment the executive compensation policies are reasonable and appropriate, meet their stated objectives and effectively serve the best interests of the Company and its stockholders.

EXECUTIVE COMPENSATION POLICY

         The Committee believes that the primary objectives of the Company's executive compensation policy should be:

         - to attract and retain talented executives critical to both the short-term and long-term success of the Company by providing compensation that is highly competitive with compensation provided to executives of comparable position at companies in the contract research organization ("CRO") industry, pharmaceutical industry, and other related health services industries, while maintaining compensation levels that are consistent with the Company's financial objectives and operating performance; and

         - to reinforce strategic financial and operating performance objectives through the use of appropriate annual incentive programs; and

         - to create mutuality of interest between executive officers and stockholders by providing long-term incentive compensation.

         The Committee believes that the Company's executive compensation policy should be reviewed annually in relation to the Company's financial performance, annual budgeted financial goals and its position in the CRO industry. The compensation of individuals should then be reviewed annually by the Committee in light of its executive compensation policy for that year.

         The Committee believes that in addition to corporate performance, it is appropriate to consider in setting and reviewing executive compensation the level of experience and responsibilities of each executive as well as the personal contributions a particular individual may make to the success of the Company. Such factors as leadership skills, analytical skills and organizational development are deemed to be important qualitative factors to take into account in considering levels of compensation. No relative weight is assigned to these qualitative factors, which are applied subjectively by the Committee.

COMPENSATION OF EXECUTIVE OFFICERS

         The Committee believes that the compensation of executive officers should be comprised of base compensation, annual incentive compensation, and long-term incentive compensation, and has applied this policy to fiscal 1998 compensation for executive officers as described below.

         Base Compensation. The Committee's approach to base compensation for executive officers of the Company is to offer competitive salaries in comparison to its local markets, the CRO industry, the pharmaceutical industry, and other related health service industries. In determining base compensation for the executive officers for fiscal 1998, the Committee reviewed salary ranges recommended by management, consulted with the CEO, and took into account each executive's experience in business generally and with the Company specifically and what it viewed to be appropriate levels of base compensation after taking into consideration the contribution of each executive. For those executive officers with employment agreements, the base salaries were determined according to the terms of the respective employment agreements. In addition, Mr. Anckorn's base salary is set in terms of Canadian dollars and is accordingly subject to change annually as expressed in U.S. dollars based on fluctuation in currency exchange rates.

         Annual Incentive Programs. The Committee believes that incentive compensation for the executive officers of the Company should be primarily linked to operating performance. To achieve this goal, the Committee relies on cash bonuses. Cash bonuses are awarded to executive officers of the Company based primarily upon the actual earnings of the Company during the fiscal year compared to the earnings targets approved by the Board of Directors through the annual financial budget and subsequent financial projections.

         Long-Term Incentive Compensation. The 1989 Stock Option Plan is the only plan currently in place as a long-term compensation incentive for the Company's executive officers. There are two types of stock options available for grant: incentive stock options and non-qualified options. Incentive and non-qualified stock options are generally granted with an exercise price at not less than the fair market value of the underlying stock at the date of grant. Stock options are granted to executive officers by the Board of Directors based primarily upon the financial performance of the Company as compared to budgeted and projected earnings, as well as actual or potential contributions to the growth of the Company.

         The Company has a 401(k) profit sharing plan in which all U.S. employees, including executive officers, have equal participation eligibility. The Committee annually establishes the Company matching portion of the 401(k) deposits made to employees' 401(k) accounts. The matching percentage is the same for executive officers and all employees. For 1998, the matching amount was 33% of the amount withheld by each participant, not to exceed the maximum contribution allowed under Section 415 of the Internal Revenue Code (the "Code") for a qualified plan. The profit sharing payments made by the Company to the executive officer's 401(k) and profit sharing account are a percentage of the officer's base pay determined annually by the Committee. The percentage is the same for executive officers and all employees and was 5% of base pay for fiscal 1998 (subject to certain limitations). Mr. Ankcorn and Dr. Shaw are the sole participants in separate supplemental retirement plans, for which contributions are actuarially determined.

         Section 162(m) of the Code generally disallows a tax deduction to public companies for executive compensation in excess of $1 million. It is not anticipated that the Company will pay any of its executives compensation in excess of $1 million in 1999.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         The Committee believes that compensation of the Chief Executive Officer is consistent with the policies concerning executive compensation and appropriately reflects the Company's financial objectives and operating performance. Awards of long-term incentive compensation of the Chief Executive Officer are considered concurrently with awards to other executive officers.

         Dr. Mitchell was hired as CEO in January of 1998, and his compensation package for 1998 was the result of negotiation between Dr. Mitchell and the Company in connection with his retention by the Company. For 1998, Dr. Mitchell received a base salary of $252,083. Dr. Mitchell also received warrants to purchase 300,000 shares of the Company's common stock at an exercise price (after re-pricing) of $3.25 per share, and stock options to purchase 300,000 shares of the Company's common stock pursuant to the Company's 1989 Stock Option Plan. Finally, Dr. Mitchell received other compensation valued at $114,257.

         In approving Dr. Mitchell's compensation package, the Board of Directors considered factors such as the compensation package of its outgoing CEO, compensation packages for CEOs of comparable companies, and, most importantly, its judgment as to Dr. Mitchell's anticipated value to the Company based on his business experience and expertise in the industry.

         The foregoing report on executive compensation is provided by the following directors, who constituted the Compensation and Stock Option Committee during 1998:

                  Edward G. Nelson, Chairman of Committee
                  Irwin B. Eskind, M.D.
                  Roscoe R. Robinson, M.D.

         The above Compensation Committee Report is not deemed to be part of a document filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act, without the express written consent of the Company.

COMPANY PERFORMANCE

         The following graph sets forth the yearly percentage change in cumulative total stockholder return during the preceding five years ended December 31, 1998 on (a) the Company, (b) the Center for Research in Security Prices ("CRSP") Index for Nasdaq Stock Market (U.S. Companies) ("Nasdaq U.S. Stock Index") and (c) the CRSP Index for Nasdaq Health Services Stocks ("Nasdaq Health Services Index"), assuming the reinvestment of all dividends.




                                    [CHART]

                                                12/31/93      12/30/94      12/29/95      12/31/96      12/31/97    12/31/98

 ClinTrials Research                             100.0          73.5          158.8         267.6         92.6         46.3
 Nasdaq Stock Market (US Companies)              100.0          97.8          138.3         170.0        208.6        293.2
 Nasdaq Health Services Stocks                   100.0         107.3          136.1         135.9        138.5        118.8


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         ClinTrials is authorized to issue 50,000,000 shares of common stock. As of March 31, 1999, there were 18,017,172 shares issued and outstanding.

         The following table sets forth as of March 31, 1999, information with respect to the beneficial ownership of ClinTrials' outstanding common stock by
(i) each director of ClinTrials, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each stockholder known by ClinTrials to be the beneficial owner of more than 5% of its outstanding common stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock owned by them, except to the extent such power may be shared with a spouse.

                                                                                               SHARES
                                                                                         BENEFICIALLY OWNED (1)
                                                                                         ----------------------
                              NAME AND ADDRESS                                            NUMBER        PERCENT
                              ----------------                                            ------        -------

Richard J. Eskind**..........................................................            1,709,632       9.5%
  104 Lynwood Blvd.
  Nashville, TN

Herbert J. Schulman, M.D.....................................................            1,330,745       7.4
  109 Westhampton Place
  Nashville, TN

Irwin B. Eskind, M.D.**......................................................            1,328,064       7.4
  541 Jackson Blvd.
  Nashville, TN

Dimensional Fund Advisors Inc.(2)............................................            1,286,200       7.1
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA  90401

William C. O'Neil, Jr. (3)...................................................            1,248,217       6.8
  5035 Hill Place Drive
  Nashville, TN  37205

Jerry R. Mitchell, M.D., Ph.D. ** (4)........................................              137,500         *
Edward G. Nelson ** (5)......................................................               97,211         *
William U. Parfet ** (6).....................................................               75,000         *
Paul J. Ottaviano (7)........................................................               71,250         *
Roscoe R. Robinson, M.D. **(8)...............................................               23,668         *
Michael F. Ankcorn (9).......................................................               10,126         *
Neil M. Frazer, MB, ChB, FRCA(10)............................................                5,000         *
William L. Shaw, MB, ChB (11)................................................                5,000         *
All directors and executive officers as group (10 persons) (12)..............            3,462,451      18.9
 .

----------------
*     Less than 1%
**    Director

(1) Based on 18,017,172 shares of common stock outstanding at March 31, 1999. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of March 31, 1999 that such person or group has the right to acquire within 60 days after such date, or with respect to which such person otherwise has or shares voting or investment power. For purposes of computing beneficial ownership and the percentages of outstanding shares held by each person or group of persons on a given date, shares which such person or group has the right to acquire within sixty days after such date are shares for which such person has beneficial ownership and are deemed to be outstanding for purposes of computing the percentage for such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) Share ownership data obtained solely from Schedule 13G filed in February 1999.
(3) Includes 84,467 shares owned by Mr. O'Neil's wife. Mr. O'Neil disclaims beneficial ownership of these shares. Also includes 391,250 shares issuable upon the exercise of vested options.
(4) Includes 137,500 shares issuable upon the exercise of warrants and vested options.
(5) Includes 3,000 shares owned by Mr. Nelson's wife. Mr. Nelson disclaims beneficial ownership of such shares. Also includes 65,964 shares held by Nelson Capital Corp. and certain of its affiliates, beneficial ownership of which Mr. Nelson disclaims. Mr. Nelson is the principal stockholder and president of Nelson Capital Corp. Also includes 18,500 shares issuable upon the exercise of vested options.
(6)      Includes 75,000 shares issuable upon the exercise of vested warrants.
(7)      Includes 71,250 shares issuable upon the exercise of vested options.
(8) Includes 2,168 shares owned by Dr. Robinson's wife. Dr. Robinson disclaims beneficial ownership of these shares. Also includes 21,500 shares issuable upon the exercise of vested options.
(9)      Includes 10,126 shares issuable upon the exercise of vested options.
(10)     Includes 5,000 shares issuable upon the exercise of vested options.
(11)     Includes 5,000 shares issuable upon the exercise of vested options.
(12) Includes 343,876 shares issuable upon the exercise of warrants and vested options.

ITEM 13. CERTAIN TRANSACTIONS

        On January 30, 1998, the Company entered into an option agreement (the "Option") with MPI Research, LLC ("MPI") and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet. Dr. Mitchell is the President and Chief Executive Officer of the Company, and Mr. Parfet is a director of the Company. Pursuant to the Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI have the right to cancel the Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they give the Company written notice of their intent to cancel the option and the Company does not exercise the Option within twenty business days of receipt of such notice.

        On January 30, 1998, the Company granted four separate warrants to purchase 75,000 shares (300,000 shares in the aggregate) of common stock of the Company to Dr. Mitchell at exercise prices of $7.00, $9.00, $11.00 and $13.00 per share. On September 4, 1998, all of these warrants were repriced at $3.25 per share. Each 75,000 share warrant vests ratably over a period of four years. If there is a change in control of the Company (as defined in the warrants) or Dr. Mitchell should die or become disabled, all warrants shall become immediately exercisable. Each warrant expires on January 30, 2004 (see Item 11, "Option Repricing"). Each warrant provides that in the event Dr. Mitchell no longer serves on the board of directors of the Company, as an officer of the Company or as a consultant to the Company, other than as a result of his death or disability (in which case all warrants shall remain exercisable until the expiration date), all unexercisable warrants shall remain unexercisable; provided, however, that in the event Dr. Mitchell no longer serves in the capacity of officer, director or consultant other than as a result of the termination by the Company for cause (as defined in the warrants) or the resignation by Dr. Mitchell other than for "good reason" (as defined in the warrants), then 50% of the warrants not then exercisable shall become exercisable.

        On January 30, 1998, the Company granted four separate warrants to purchase 75,000 shares (300,000 shares in the aggregate) of common stock of the Company to Mr. Parfet at exercise prices of $7.00, $9.00, $11.00 and $13.00 per share. On September 4, 1998, all of these warrants were repriced at $3.25 per share (see Item 11, "Option Repricing"). Each 75,000 share warrant vests ratably over a period of four years. If there is a change in control of the Company (as defined in the warrants) or Mr. Parfet should die or become disabled, all warrants shall become immediately exercisable. Each warrant expires on January 30, 2004. Each warrant provides that in the event Mr. Parfet no longer serves on the board of directors of the Company, as an officer of the Company or as a consultant to the Company, other than as a result of his death or disability (in which case all warrants shall remain exercisable until the expiration date), all unexercisable warrants shall remain unexercisable; provided, however, that in the event Mr. Parfet no longer serves in the capacity of officer, director or consultant other than as a result of the termination by the Company for cause (as defined in the warrants) or the resignation by Mr. Parfet other than for "good reason" (as defined in the warrants), then 50% of the warrants not then exercisable shall become exercisable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLINTRIALS RESEARCH INC.

By: /s/ JERRY R. MITCHELL                                       April 27, 1999
    Jerry R. Mitchell, M.D., Ph.D.
    President and Chief Executive Officer, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                       DATE
--------------------------------------------------------------------------------

/s/ S. COLIN NEILL            Senior Vice President and          April 27, 1999
S. Colin Neill                Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ EDWARD G. NELSON          Director                           April 27, 1999
Edward G. Nelson

/s/ RICHARD J. ESKIND         Director                           April 27, 1999
Richard J. Eskind

/s/ IRWIN B. ESKIND           Director                           April 27, 1999
Irwin B. Eskind, M.D.

/s/ ROSCOE R. ROBINSON        Director                           April 27, 1999
Roscoe R. Robinson, M.D.

/s/ WILLIAM U. PARFET         Director                           April 27, 1999
William U. Parfet