Form 10-Q
period 1999-03-31
CLINTRIALS RESEARCH INC
filed 1999-04-29
CIK 870978

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (919) 460-9005
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 20, 1999, there were 18,017,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION
        Item 1.  Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets                            1
                   Condensed Consolidated Statements of Operations                  2
                   Condensed Consolidated Statements of Cash Flows                  3
                   Notes to Condensed Consolidated Financial Statements             4
        Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        8

PART II.         OTHER INFORMATION
        Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                         17

EXHIBIT 27                                                                         18

                            CLINTRIALS RESEARCH INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1999             1998
                                                                 ---------        ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                      $  10,989        $  10,867
  Accounts receivable, net of allowance for doubtful
      accounts of $2,506 in 1999 and $2,548 in 1998                 27,701           30,179
  Advance payments to investigators                                     41              492
  Income taxes receivable                                            1,771            3,614
  Other current assets                                               2,120            1,938
                                                                 ---------        ---------
Total current assets                                                42,622           47,090

Property, plant and equipment:
  Land, buildings and leasehold improvements                        20,661           20,324
  Equipment                                                         31,084           30,500
  Furniture and fixtures                                             4,965            4,570
                                                                 ---------        ---------
                                                                    56,710           55,394
  Less accumulated depreciation                                     17,161           15,620
                                                                 ---------        ---------
                                                                    39,549           39,774

Excess of purchase price over net assets acquired                   33,806           33,655
Other assets                                                         2,727            2,577
                                                                 ---------        ---------
                                                                 $ 118,704        $ 123,096
                                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   6,071        $   7,332
  Advance billings                                                  10,304           12,562
  Payables to investigators                                          2,955            1,806
  Accrued expenses                                                   8,547            7,714
  Income taxes payable                                                 411              361
  Current maturities of long-term debt                                  --               89
                                                                 ---------        ---------
Total current liabilities                                           28,288           29,864

Deferred income taxes                                                3,729            3,411
Long-term debt                                                         444              265
Commitments and contingencies                                           --               --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued or outstanding                       --               --
  Common Stock, $.01 par value - 50,000,000 shares
      authorized; issued and outstanding 18,017,172 in
      1999 and 18,230,172 in 1998                                      180              182
  Additional paid-in capital                                       126,493          127,329
  Accumulated deficit                                              (34,386)         (31,445)
  Accumulated other comprehensive income(loss)                      (6,044)          (6,510)
                                                                 ---------        ---------
Total stockholders' equity                                          86,243           89,556
                                                                 ---------        ---------
                                                                 $ 118,704        $ 123,096
                                                                 =========        =========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)

                                                           1999            1998
                                                         --------        --------
Revenue:
    Service revenue                                      $ 28,077        $ 29,277
    Less: Subcontractor costs                               4,374           5,629
                                                         --------        --------
Net service revenue                                        23,703          23,648

Costs and expenses:
    Direct costs                                           15,075          16,527
    Selling, general and administrative costs               9,470           9,628
    Depreciation and amortization                           1,603           1,454
    Interest income, net of interest expense of $6
       in 1999 and $6 in 1998                                (104)           (328)
    Gain on sale of Ovation                                  (484)             --
    Nashville lease termination costs                         845              --
                                                         --------        --------
Loss before income taxes                                   (2,702)         (3,633)
Provision (benefit) for income taxes                          239          (1,393)
                                                         --------        --------
Net loss                                                 $ (2,941)       $ (2,240)
                                                         ========        ========


Loss per share:
  Basic                                                  $  (0.16)       $  (0.12)
  Diluted                                                $  (0.16)       $  (0.12)
Number of shares and common stock equivalents
  used in computing loss per share:
  Basic                                                    18,024          18,185
  Diluted                                                  18,024          18,185



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            1999            1998
                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $ (2,941)       $ (2,240)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                           1,896           1,708
     Gain on sale of Ovation                                  (484)             --
     Changes in operating assets and liabilities             3,155          (5,962)
     Other                                                      --               8
                                                          --------        --------
Net cash provided by (used in) operating activities          1,626          (6,486)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net          (1,267)         (1,043)
   Costs associated with option to acquire MPI                (146)         (1,552)
                                                          --------        --------
Net cash used in investing activities                       (1,413)         (2,595)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       --              43
   Proceeds received on long-term debt borrowings               85             382
                                                          --------        --------
Net cash provided by financing activities                       85             425
Effect of exchange rate changes on cash                       (176)            116
                                                          --------        --------
Net increase(decrease) in cash and cash equivalents            122          (8,540)
Cash and cash equivalents at beginning of period            10,867          28,275
                                                          --------        --------
Cash and cash equivalents at end of period                $ 10,989        $ 19,735
                                                          ========        ========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of both Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of common stock outstanding during the period while diluted EPS also includes the dilutive effect of common stock equivalents. Diluted loss per share for the three months ended March 31, 1999 and 1998 does not include the dilutive effect of common stock equivalents (stock options and warrants) of 781,000 and 276,000, respectively, as their effect would be anti-dilutive. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol "CCRO".

3. COMPREHENSIVE INCOME (LOSS)

FASB SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes rules for reporting and displaying comprehensive income and its components. Accumulated other comprehensive income (loss) for the Company consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130.

The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                1999           1998
                                               -------        -------
Net loss                                       $(2,941)       $(2,240)
Foreign currency translation adjustments           466            543
                                               -------        -------
Comprehensive loss                             $(2,475)       $(1,697)
                                               =======        =======

4. SEGMENT REPORTING

FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information about operating segments in annual financial statements and interim financial reports to stockholders as well as standards for disclosure concerning related products and services, and geographic areas.

The Company is a full-service contract research organization ("CRO") serving the pharmaceutical, biotechnology and medical device industries. These research services comprise two reportable operating segments - Clinical and Preclinical. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacoeconomic services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company's European operations are headquartered in Maidenhead, U.K. with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries are immaterial and therefore European operations as a whole are disclosed below. Preclinical services are comprised of designing and conducting trials of new pharmaceutical and biotechnology products based primarily upon animal models to produce data required to assess and evaluate efficacy in and potential risks to humans. Preclinical services are performed in Montreal, Quebec, Canada. Activity which is not included in the Clinical or Preclinical segments is shown as "Other" which includes operations not directly related to the business segments and corporate expenses.

Financial data by segment for the three months ended March 31, 1999 and 1998 is summarized below (in thousands). Segment assets have not materially changed since December 31, 1998.

                                              U.S.        EUROPE       TOTAL         CANADA
                                            CLINICAL     CLINICAL     CLINICAL    PRECLINICAL    OTHER      TOTALS
                                            --------     --------     --------    -----------    -----      ------
March 31, 1999
--------------
   Net revenues from external customers     $  8,659      $ 4,188      $ 12,847      $10,856   $     -0-    $23,703
   Segment profit (loss)                      (2,270)        (704)       (2,974)       1,616     (1,087)     (2,445)

March 31, 1998
--------------
   Net revenues from external customers     $ 11,358      $ 2,499      $ 13,857      $ 9,791   $     -0-    $23,648
   Segment profit (loss)                        (882)      (3,278)       (4,160)       1,238     (1,039)     (3,961)

Segment profit (loss) excludes other income (expense) and income taxes and reconciles to consolidated net loss as follows (in thousands):

                                       1999         1998
                                      -------      -------
Segment profit (loss)                 $(2,445)     $(3,961)
Interest income, net                      104          328
Gain on sale of Ovation                   484           --
Nashville lease termination costs        (845)          --
                                      -------      -------
Loss before income taxes              $(2,702)     $(3,633)
                                      =======      =======

5. PROVISION (BENEFIT) FOR INCOME TAXES

The effective tax rate was 8.8% for the three months ended March 31, 1999, compared to an effective tax benefit rate of 38.3% for the three months ended March 31, 1998. The effective tax rate changed primarily because the Company fully realized its available tax loss carrybacks in 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $1.6 million in the three months ended March 31, 1999 for its deferred tax assets related to the Company's potential tax benefit of such loss carryforwards associated with its operating loss in the first quarter of 1999.

6. CREDIT FACILITIES AND DEBT

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit (the "Credit Facilities") totals approximately $18.3 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On March 31, 1999 and 1998, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at March 31, 1999 has been reduced by issued letters of credit of approximately $710,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has approximately $444,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four equal annual installments beginning in 2000 and ending in 2003.

7. CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $530,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

8. RESTRUCTURING CHARGE

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

                                                                                   BALANCE IN
                                                                   AMOUNT OF         ACCRUED
                                                                RESTRUCTURING       EXPENSES
                                                                    CHARGE         AT 3/31/99
                                                                    ------         ----------
      Write down of assets in connection with closure of
          Lexington facility                                        $1,983            $ --
      Lease costs associated with consolidation of
          facilities                                                 1,976             440
      Severance costs                                                2,132              --
      Other                                                            273              --
                                                                    ------            ----
                                                                    $6,364            $440
                                                                    ======            ====

9. SALE OF OVATION

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into it's Research Triangle Park, North Carolina ("RTP") facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction and recorded a gain on the sale of $484,000.

10. NASHVILLE LEASE TERMINATION COSTS

The Company entered into an agreement to terminate the lease of its Nashville office and accrued $845,000 in the first quarter of 1999 for costs related to the termination of this lease. The termination of this lease relieves the Company of approximately $11.0 million of future minimum lease payments. The Company will relocate its Corporate office to Research Triangle Park, North Carolina in the second quarter of 1999.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The information set forth and discussed below for the three months ended March 31, 1999 and 1998 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

RESTRUCTURING CHARGE

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

                                                                           BALANCE IN
                                                            AMOUNT OF        ACCRUED
                                                          RESTRUCTURING      EXPENSES
                                                              CHARGE        AT 3/31/99
                                                              ------        ----------
Write down of assets in connection with closure of
    Lexington facility                                        $1,983            $ --
Lease costs associated with consolidation of
    facilities                                                 1,976             440
Severance costs                                                2,132              --
Other                                                            273              --
                                                              ------            ----
                                                              $6,364            $440
                                                              ======            ====

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and segment profit (loss) for the three months ended March 31, 1999 and 1998 for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to condensed consolidated financial statements of the Company.

                                   1999                 1998
                                  --------             --------
Net Revenue:
    U.S. Clinical                 $  8,659             $ 11,358
    Europe Clinical                  4,188                2,499
                                  --------             --------
    Total Clinical                  12,847               13,857
    Canada Preclinical              10,856                9,791
                                  --------             --------
    Total Company                 $ 23,703             $ 23,648
                                  ========             ========
Segment profit (loss):
    U.S. Clinical                 $ (2,270)            $   (882)
    Europe Clinical                   (704)              (3,278)
                                  --------             --------
    Total Clinical                  (2,974)              (4,160)
    Canada Preclinical               1,616                1,238
    Other                           (1,087)              (1,039)
                                  --------             --------
    Total Company                 $ (2,445)            $ (3,961)
                                  ========             ========


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net loss for the three months ended March 31, 1999 was $2.9 million, or $0.16 diluted loss per share, compared to a net loss in the same period of 1998 of $2.2 million or $0.12 diluted loss per share. The increase in the net loss is primarily attributable to the valuation allowance recorded in 1999 on deferred tax assets associated with loss carryforwards resulting from the Company's 1999 operating loss (discussed below) and Nashville lease termination costs partially offset by improved operating margins and a gain on the sale of its pharmacoeconomic subsidiary, Ovation.

Net service revenue increased slightly to $23.7 million in the three months ended March 31, 1999 from $23.6 million in the same period in 1998 as increased revenues in Europe clinical and Canada preclinical offset a decrease in U.S. clinical revenues.

Direct costs decreased 8.8% to $15.1 million in the three months ended March 31, 1999 from $16.5 million in the same period in 1998. Direct costs decreased as a percentage of net service revenue to 63.6% from 69.9%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs decreased 1.6% to $9.5 million in the three months ended March 31, 1999 from $9.6 million in the same period in 1998. Selling, general and administrative costs decreased as a percentage of net service revenue to 40.0% from 40.7%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 10.2% to $1.6 million in the three months ended March 31, 1999 from $1.5 million in the same period in 1998 as increased depreciation resulting from 1998 and 1999 capital expenditures was offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $0.1 million in the first quarter of 1999 compared to $0.3 million in the same period of 1998.

In the first quarter of 1999, the Company recorded a $484,000 gain in connection with the sale of its pharmacoeconomic subsidiary, Ovation, in exchange for 213,000 shares of the Company's common stock. The Company also accrued $845,000 in the first quarter of 1999 for costs related to the termination of its Nashville office lease. The Company will relocate its Corporate office to Research Triangle Park, North Carolina in the second quarter of 1999.

The Company's provision for income taxes was $0.2 million in the three months ended March 31, 1999 as compared to an income tax benefit of $1.4 million in the first quarter of 1998. The effective tax rate in the first quarter of 1999 was 8.8% compared to an effective tax benefit rate of 38.3% in the same period in 1998. The effective tax rate changed primarily because the Company fully realized its available tax loss carrybacks in 1998. Due to the restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $1.6 million in the first quarter of 1999 for its deferred tax assets related to the Company's potential tax benefit associated with its operating loss in the first quarter of 1999.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of March 31, 1999, the Company's advance billings were $10.3 million and its accounts receivables of $27.7 million included $14.7 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 99 days at March 31, 1999, compared to 115 days at December 31, 1998 and 109 days at March 31, 1998. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 60 days at March 31, 1999, compared to 75 days at December 31, 1998 and March 31, 1998.

The Company had cash and cash equivalents of $11.0 million at March 31, 1999 as compared to $10.9 million at December 31, 1998.

During the three months ended March 31, 1999, net cash provided by operating activities totaled $1.6 million, primarily due to a decrease in income tax receivables of $1.8 million, and an increase in net payables to investigators of $1.6 million, partially offset by a loss before noncash items of $1.5 million and a decrease in accounts payable and accrued expenses of $0.4 million.

Cash used in investing activities of $1.4 million during three months ended March 31, 1999 consisted of capital expenditures of $1.3 million and costs associated with an option to acquire MPI Research, LLC ("MPI") of $0.1 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. In addition to the $1.3 million of capital expenditures incurred in the first quarter of 1999, capital expenditures are estimated to be approximately $5.7 million in the remainder of 1999.

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.3 million. There were no borrowings outstanding under the lines of credit at March 31, 1999. Commitment availability at March 31, 1999 has been reduced by issued letters of credit of approximately $710,000. The lines of credit are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary has approximately $444,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four annual installments beginning in 2000 and ending in 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is required to be adopted in fiscal years beginning after June 15, 1999. The Company plans to adopt SFAS No. 133 effective January 1, 2000. The Company's Canadian subsidiary enters into forward exchange currency contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

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

The overall strategy for Year 2000 compliance at the Company is, wherever possible, to replace potentially non-compliant software and hardware with new compliant systems. The one exception to this strategy is the Company's clinical data management systems and supporting subsystems. The Company's clinical data management systems were successfully upgraded and tested for Year 2000 compliance in April 1999 and are currently being utilized. Since all of these systems fall under Good Clinical Practices regulations there was extensive testing and documentation of the upgrade process.

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

Currently, approximately 70% of the Company's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. Approximately, 65% of the applications requiring Year 2000 remediation that are supported by the Company's information technology group are now Year 2000 ready and have been deployed or are awaiting deployment. The Company is monitoring the progress of readiness efforts across the Company, with a special emphasis in the early identification of any areas where progress to date could indicate difficulty in meeting the Company's target dates. The Company is developing specific contingency plans, as appropriate.

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

The Company believes it is taking the necessary steps to resolve its Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have material adverse effects on the Company. The current estimate of total Year 2000 project costs is $8.7 million. During the year ended December 31, 1998, the Company spent $2.5 million to purchase hardware and software and used internal resources of $1.1 million (primarily salary costs) and during the three months ended March 31, 1999, the Company spent $0.8 million to purchase hardware and software and used internal resources of $0.9 million (primarily salary costs) on its Year 2000 issues. Year 2000 compliance costs incurred in the quarter ended March 31, 1998 were not significant. During the remainder of 1999, the Company estimates it will spend $1.4 million on hardware and software and devote $2.0 million in internal resources to complete its Year 2000 compliance project. Work projects have been prioritized to largely address Year 2000 readiness. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultants' fees. Costs for previously contemplated updates and replacements of the Company's internal systems and information systems infrastructure have been included in these estimates when such upgrades or replacements have been accelerated.

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

FOREIGN CURRENCY

The Company conducts business in several foreign countries and approximately 63% and 52% of the Company's net revenue for the three months ended March 31, 1999 and 1998, respectively, were derived from the Company's operations outside the United States. Since its acquisition in 1996, the Company's preclinical operations in Canada has generated more than 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. The Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

In the second quarter of 1998, the Company fully realized the income tax benefit on its available U.S. income tax loss carrybacks. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company recorded a valuation allowance of $1.6 million in the first quarter of 1999 for its deferred tax assets related to the Company's potential tax benefit of such loss carryforward associated with its operating losses in such period. The Company expects to record a valuation allowance for the remainder of 1999 on deferred tax assets that may result from the potential tax benefit on loss carryforwards associated with the Company's expected operating loss in fiscal 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                  EXHIBIT INDEX

EXHIBIT NO.

27                Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLINTRIALS RESEARCH INC.


Date: April 28, 1999                By: /s/ S. COLIN NEILL
                                    S. Colin Neill
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)