Form 10-Q
period 1999-06-30
CLINTRIALS RESEARCH INC
filed 1999-08-05
CIK 870978

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 20, 1999, there were 18,047,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets                           1
                   Condensed Consolidated Statements of Operations                 2
                   Condensed Consolidated Statements of Cash Flows                 4
                   Notes to Condensed Consolidated Financial Statements            5
         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                      10

PART II.         OTHER INFORMATION
         Item 4. Submission of Matters to a Vote of Security Holders              20
         Item 6. Exhibits and Reports on Form 8-K                                 20

SIGNATURES

EXHIBIT 27

                            CLINTRIALS RESEARCH INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999           1998
                                                               ---------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $   6,221      $  10,867
  Accounts receivable, net of allowance for doubtful
      accounts of $1,909 in 1999 and $2,548 in 1998               30,821         30,179
  Advance payments to investigators                                   45            492
  Income taxes receivable                                          2,213          3,614
  Other current assets                                             2,365          1,938
                                                               ---------      ---------
Total current assets                                              41,665         47,090

Property, plant and equipment:
  Land, buildings and leasehold improvements                      21,155         20,324
  Equipment                                                       32,437         30,500
  Furniture and fixtures                                           4,573          4,570
                                                               ---------      ---------
                                                                  58,165         55,394
  Less accumulated depreciation                                   18,369         15,620
                                                               ---------      ---------
                                                                  39,796         39,774

Excess of purchase price over net assets acquired                 34,412         33,655
Other assets                                                       2,807          2,577
                                                               ---------      ---------
                                                               $ 118,680      $ 123,096
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   5,941      $   7,332
  Advance billings                                                 7,269         12,562
  Payables to investigators                                        3,869          1,806
  Accrued expenses                                                 8,610          7,714
  Income taxes payable                                               736            361
  Current maturities of long-term debt                                --             89
                                                               ---------      ---------
Total current liabilities                                         26,425         29,864

Deferred income taxes                                              3,954          3,411
Long-term debt                                                       454            265
Commitments and contingencies                                         --             --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued or outstanding                     --             --
  Common Stock, $.01 par value - 50,000,000 shares
      authorized; issued and outstanding 18,017,172 in
      1999 and 18,230,172 in 1998                                    180            182
  Additional paid-in capital                                     126,493        127,329
  Accumulated deficit                                            (34,233)       (31,445)
  Accumulated other comprehensive income(loss)                    (4,593)        (6,510)
                                                               ---------      ---------
Total stockholders' equity                                        87,847         89,556
                                                               ---------      ---------
                                                               $ 118,680      $ 123,096
                                                               =========      =========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR INCOME (LOSS) PER SHARE)

                                                         1999          1998
                                                       --------      --------
Revenue:
    Service revenue                                    $ 30,224      $ 29,345
    Less: Subcontractor costs                             5,010         6,457
                                                       --------      --------
Net service revenue                                      25,214        22,888

Costs and expenses:
    Direct costs                                         14,811        15,880
    Selling, general and administrative costs             8,610        10,009
    Depreciation and amortization                         1,635         1,391
    Interest income, net of interest expense of $2
       in 1999 and $11 in 1998                             (113)         (207)
    Restructuring charge                                     --         6,364
                                                       --------      --------
Income (loss) before income taxes                           271       (10,549)
Provision (benefit) for income taxes                        118           (73)
                                                       --------      --------
Net income (loss)                                      $    153      $(10,476)
                                                       ========      ========

Income (loss) per share:
  Basic                                                $   0.01      $  (0.58)
  Diluted                                              $   0.01      $  (0.58)
Number of shares and common stock equivalents
used in computing income (loss) per share:
  Basic                                                  18,017        18,195
  Diluted                                                18,678        18,195



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)

                                                         1999          1998
                                                       --------      --------
Revenue:
    Service revenue                                    $ 58,301      $ 58,622
    Less: Subcontractor costs                             9,384        12,086
                                                       --------      --------
Net service revenue                                      48,917        46,536

Costs and expenses:
    Direct costs                                         29,886        32,407
    Selling, general and administrative costs            18,080        19,637
    Depreciation and amortization                         3,238         2,845
    Interest income, net of interest expense of $8
       in 1999 and $17 in 1998                             (217)         (535)
    Gain on sale of Ovation                                (484)           --
    Nashville lease termination costs                       845            --
    Restructuring charge                                     --         6,364
                                                       --------      --------
Loss before income taxes                                 (2,431)      (14,182)
Provision (benefit) for income taxes                        357        (1,466)
                                                       --------      --------
Net loss                                               $ (2,788)     $(12,716)
                                                       ========      ========
Loss per share:
  Basic                                                $  (0.15)     $  (0.70)
  Diluted                                              $  (0.15)     $  (0.70)
Number of shares and common stock equivalents
used in computing loss per share:
  Basic                                                  18,021        18,190
  Diluted                                                18,021        18,190



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            1999          1998
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $ (2,788)     $(12,716)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                           3,886         3,328
     Gain on sale of Ovation                                  (484)           --
     Changes in operating assets and liabilities            (2,181)        1,090
     Other                                                      --            21
                                                          --------      --------
Net cash provided by (used in) operating activities         (1,567)       (8,277)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net          (2,870)       (5,971)
   Costs associated with option to acquire MPI                (198)       (1,552)
                                                          --------      --------
Net cash used in investing activities                       (3,068)       (7,523)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                       --            46
   Proceeds received on long-term debt borrowings               84           382
                                                          --------      --------
Net cash provided by financing activities                       84           428
Effect of exchange rate changes on cash                        (95)         (120)
                                                          --------      --------
Net increase (decrease) in cash and cash equivalents        (4,646)      (15,492)
Cash and cash equivalents at beginning of period            10,867        28,275
                                                          --------      --------
Cash and cash equivalents at end of period                $  6,221      $ 12,783
                                                          ========      ========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of both Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares of common stock outstanding during the period while Diluted EPS also includes the dilutive effect of common stock equivalents. Diluted income per share for the three months ended June 30, 1999 includes the dilutive effect of 661,000 common stock equivalents (stock options and warrants). Diluted loss per share for the three months ended June 30, 1998 does not include the dilutive effect of common stock equivalents (stock options and warrants) of 248,000, as their effect would be anti-dilutive. Diluted loss per share for the six months ended June 30, 1999 and 1998 does not include the dilutive effect of common stock equivalents (stock options and warrants) of 718,000 and 262,000, respectively, as their effect would be anti-dilutive. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol "CCRO".

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

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                THREE MONTHS ENDED
                                                      JUNE 30,
                                               ---------------------
                                                1999           1998
                                               ------       --------
Net income (loss)                              $  153       $(10,476)
Foreign currency translation adjustments        1,451         (2,192)
                                               ------       --------
Comprehensive income (loss)                    $1,604       $(12,668)
                                               ======       ========

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                               -----------------------
                                                 1999           1998
                                               -------        --------
Net loss                                       $(2,788)       $(12,716)
Foreign currency translation adjustments         1,917          (1,649)
                                               -------        --------
Comprehensive loss                             $  (871)       $(14,365)
                                               =======        ========

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

Financial data by segment is summarized below (in thousands). Segment assets have not materially changed since December 31, 1998.

                                                       THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                           U.S.         EUROPE       TOTAL        CANADA
                                         CLINICAL      CLINICAL     CLINICAL    PRECLINICAL    OTHER       TOTALS
                                         --------      --------     --------    -----------    -----       ------
June 30, 1999
Net revenues from external customers     $ 7,558      $ 5,396      $ 12,954      $12,260     $  -0-      $ 25,214
Segment profit (loss)                     (2,380)       1,076        (1,304)       1,928       (466)          158

June 30, 1998
Net revenues from external customers     $ 9,834      $ 2,955      $ 12,789      $10,099     $  -0-      $ 22,888
Segment profit (loss)                     (1,838)      (2,230)       (4,068)       1,680     (8,368)      (10,756)

                                                        SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                           U.S.         EUROPE       TOTAL        CANADA
                                         CLINICAL      CLINICAL     CLINICAL    PRECLINICAL    OTHER       TOTALS
                                         --------      --------     --------    -----------    -----       ------
June 30, 1999
Net revenues from external customers     $ 16,217      $ 9,584      $ 25,801      $23,116     $  -0-      $ 48,917
Segment profit (loss)                      (4,650)         372        (4,278)       3,544     (1,553)       (2,287)

June 30, 1998
Net revenues from external customers     $ 21,192      $ 5,454      $ 26,646      $19,890     $  -0-      $ 46,536
Segment profit (loss)                      (2,720)      (5,508)       (8,228)       2,918     (9,407)      (14,717)

Segment profit (loss) excludes other income (expense) and income taxes and reconciles to consolidated loss before income taxes as follows (in thousands):

                                                   THREE MONTHS ENDED
                                                        JUNE 30,

                                               1999                 1998
                                             -------             --------
Segment profit (loss)                        $   158             $(10,756)
Interest income, net                             113                  207
                                             -------             --------
Income (loss) before income taxes            $   271             $(10,549)
                                             =======             ========


                                                   SIX MONTHS ENDED
                                                       JUNE 30,

                                               1999                 1998
                                             -------             --------
Segment profit (loss)                        $(2,287)            $(14,717)
Interest income, net                             217                  535
Gain on sale of Ovation                          484                   --
Nashville lease termination costs               (845)                  --
                                             -------             --------
Loss before income taxes                     $(2,431)            $(14,182)
                                             =======             ========

5. PROVISION (BENEFIT) FOR INCOME TAXES

The Company's provision for income taxes was $0.1 million for the three months ended June 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the second quarter of 1998, the Company recognized an income tax benefit of $0.1 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the second quarter of 1998.

The Company's provision for income taxes was $0.4 million for the six months ended June 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the six months ended June 30, 1998, the Company recognized an income tax benefit of $1.5 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the first six months of 1998.

6. CREDIT FACILITIES AND DEBT

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit (the "Credit Facilities") totals approximately $18.4 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On June 30, 1999 and 1998, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at June 30, 1999 has been reduced by issued letters of credit of approximately $733,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has approximately $454,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four equal annual installments beginning in August 2000 and ending in August 2003.

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

                                                                             BALANCE IN
                                                            AMOUNT OF          ACCRUED
                                                          RESTRUCTURING       EXPENSES
                                                              CHARGE         AT 6/30/99
                                                              ------         ----------
Write down of assets in connection with closure of
    Lexington facility                                        $1,983            $ --
Lease costs associated with consolidation of
    facilities                                                 1,976             239
Severance costs                                                2,132              --
Other                                                            273              --
                                                              ------            ----
                                                              $6,364            $239
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

10. NASHVILLE LEASE TERMINATION COSTS

The Company entered into an agreement to terminate the lease of its Nashville office and accrued $845,000 in the first quarter of 1999 for costs related to the termination of this lease. The termination of this lease relieves the Company of approximately $11.0 million of future minimum lease payments. The Company relocated its Corporate office to Research Triangle Park, North Carolina in the second quarter of 1999.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued as "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The information set forth and discussed below for the three and six month periods ended June 30, 1999 and 1998 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

                                                                          BALANCE IN
                                                           AMOUNT OF       ACCRUED
                                                         RESTRUCTURING     EXPENSES
                                                            CHARGE        AT 6/30/99
                                                            ------        ----------
     Write down of assets in connection with closure
        of Lexington facility                              $  1,983       $     --
     Lease costs associated with consolidation of
        facilities                                            1,976            239
     Severance costs                                          2,132             --
     Other                                                      273             --
                                                           --------       --------
                                                           $  6,364       $    239
                                                           ========       ========


RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and segment profit (loss) for the three and six months ended June 30, 1999 and 1998 for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to condensed consolidated financial statements of the Company.



                                                THREE MONTHS ENDED JUNE 30,

                                                  1999              1998
                                                  ----              ----
    Net Revenue:
      U.S. Clinical                            $  7,558          $  9,834
      Europe Clinical                             5,396             2,955
                                               --------          --------
      Total Clinical                             12,954            12,789
      Canada Preclinical                         12,260            10,099
                                               --------          --------
      Total Company                            $ 25,214          $ 22,888
                                               ========          ========
    Segment profit (loss):
      U.S. Clinical                            $ (2,380)         $ (1,838)
      Europe Clinical                             1,076            (2,230)
                                               --------          --------
      Total Clinical                             (1,304)           (4,068)
      Canada Preclinical                          1,928             1,680
      Other                                        (466)           (8,368)
                                               --------          --------
      Total Company                            $    158          $(10,756)
                                               ========          ========

                                                SIX MONTHS ENDED JUNE 30,

                                                 1999               1998
                                                 ----               ----
    Net Revenue:
         U.S. Clinical                         $ 16,217          $ 21,192
         Europe Clinical                          9,584             5,454
                                               --------          --------
         Total Clinical                          25,801            26,646
         Canada Preclinical                      23,116            19,890
                                               --------          --------
         Total Company                         $ 48,917          $ 46,536
                                               ========          ========
    Segment profit (loss):
         U.S. Clinical                         $ (4,650)         $ (2,720)
         Europe Clinical                            372            (5,508)
                                               --------          --------
         Total Clinical                          (4,278)           (8,228)
         Canada Preclinical                       3,544             2,918
         Other                                   (1,553)           (9,407)
                                               --------          --------
         Total Company                         $ (2,287)         $(14,717)
                                               ========          ========

The U.S. Clinical segment reported lower net revenues and higher losses for both the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Lower utilization and greater losses were experienced during 1999.

The Europe Clinical segment reported significantly improved revenues which resulted in profits for the three and six month periods ended June 30, 1999 compared to the same periods in 1998 when losses were reported. Several significant contracts were completed during the three and six month periods ended June 30, 1999 resulting in improved revenues and income. During the three and six month periods ended June 30, 1998, Europe Clinical implemented a new management structure and related marketing and sales focus.

Canada Preclinical reported higher net revenues and segment profit for both the three and six month periods ended June 30, 1999 compared to the same periods in 1998. These increases are primarily due to continuing high demand for specialty studies in the reproduction/infusion areas. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of technical analytical laboratory work.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net income for the three months ended June 30, 1999 was $153,000, or $0.01 diluted income per share, compared to a net loss in the same period of 1998 of $10.5 million or $0.58 diluted loss per share. The improvement in results from operations is primarily attributable to higher income recognized in the Europe clinical and Canada preclinical segments in the second quarter of 1999 compared to the second quarter of 1998, the restructuring charge of $6.4 million recorded in the second quarter of 1998 (none in 1999), partially offset by a slightly higher loss in U.S. clinical during 1999 compared to 1998.

Net service revenue increased 10.2% to $25.2 million in the three months ended June 30, 1999 from $22.9 million in the same period in 1998 as increased revenues in Europe clinical and Canada preclinical more than offset a decrease in U.S. clinical revenues.

Direct costs decreased 6.7% to $14.8 million in the three months ended June 30, 1999 from $15.9 million in the same period in 1998. Direct costs decreased as a percentage of net service revenue to 58.7% from 69.4%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs decreased 14.0% to $8.6 million in the three months ended June 30, 1999 from $10 million in the same period in 1998. Selling, general and administrative costs decreased as a percentage of net service revenue to 34.1% from 43.7%. The relocation of the Corporate Office in Nashville to the existing facility in Research Triangle Park in April 1999 resulted in lower SG&A costs. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 17.5% to $1.6 million in the three months ended June 30, 1999 from $1.4 million in the same period in 1998. Increased depreciation resulting from 1998 and 1999 capital expenditures was partially offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $0.1 million in the second quarter of 1999 compared to $0.2 million in the same period of 1998.

The Company's provision for income taxes was $0.1 million for the three months ended June 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the second quarter of 1998, the Company recognized an income tax benefit of $0.1 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net loss for the six months ended June 30, 1999 was $2.8 million, or $0.15 diluted loss per share, compared to a net loss in the same period of 1998 of $12.7 million or $0.58 diluted loss per share. The improvement in results from operations is primarily attributable to higher income recognized in the Europe clinical and Canada preclinical segments in the six months ended June 30, 1999 compared to the same period of 1998, the restructuring charge of $6.4 million recorded in the six month period ended June 30, 1998 (none in 1999), partially offset by a higher loss in U.S. clinical during 1999 compared to 1998.

Net service revenue increased 5% to $48.9 million in the six months ended June 30, 1999 from $46.5 million in the same period in 1998 as increased revenues in Europe clinical and Canada preclinical were partially offset by a decrease in U.S. clinical revenues.

Direct costs decreased 7.8% to $29.9 million in the six months ended June 30, 1999 from $32.4 million in the same period in 1998. Direct costs decreased as a percentage of net service revenue to 61.1% from 69.6%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs decreased 7.9% to $18.1 million in the six months ended June 30, 1999 from $19.6 million in the same period in 1998. Selling, general and administrative costs decreased as a percentage of net service revenue to 37.0% from 42.2%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 13.8% to $3.2 million in the six months ended June 30, 1999 from $2.8 million in the same period in 1998 as increased depreciation resulting from 1998 and 1999 capital expenditures was partially offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $0.2 million in the first quarter of 1999 compared to $0.5 million in the same period of 1998.

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into it's Research Triangle Park, North Carolina ("RTP") facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction and recorded a gain on the sale of $484,000. The Company also accrued $845,000 in the first quarter of 1999 for costs related to the termination of its Nashville office lease. The Company relocated its Corporate office to Research Triangle Park, North Carolina in the second quarter of 1999.

The Company's provision for income taxes was $0.4 million for the six months ended June 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the six months ended June 30, 1998, the Company recognized an income tax benefit of $1.5 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the first six months of 1998.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of June 30, 1999, the Company's advance billings were $7.3 million and its accounts receivable of $30.8 million included $15.6 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 99 days at June 30, 1999, compared to 115 days at December 31, 1998 and 113 days at June 30, 1998. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 73 days at June 30, 1999, compared to 75 days at December 31, 1998 and 81 days at June 30, 1998.

The Company had cash and cash equivalents of $6.2 million at June 30, 1999 as compared to $10.9 million at December 31, 1998.

During the six months ended June 30, 1999, net cash used by operating activities totaled $1.6 million, primarily due to a decrease in income tax receivables of $2.2 million, and an increase in net payables to investigators of $2.5 million, which were more than offset by a loss before noncash items of $2.8 million and an increase in accounts receivable, net of advance billings of $5.9 million.

Cash used in investing activities of $3.1 million during six months ended June 30, 1999 consisted of capital expenditures of $2.9 million and costs associated with an option to acquire MPI Research, LLC ("MPI") of $0.2 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. In addition to the $2.9 million of capital expenditures incurred in the first six months of 1999, capital expenditures are estimated to be approximately $4.1 million in the remainder of 1999.

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.4 million. There were no borrowings outstanding under the lines of credit at June 30, 1999. Commitment availability at June 30, 1999 has been reduced by issued letters of credit of approximately $733,000. The lines of credit are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary has approximately $454,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four annual installments beginning in 2000 and ending in 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued as "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

YEAR 2000 ISSUE

The Company is engaged in a major effort to minimize the impact of the Year 2000 date change on its products, services, information systems, laboratories and facilities. The Company has targeted September 30, 1999 for completion of these efforts. All clinical systems are currently Year 2000 compliant.

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

The inventory and assessment phase of the Year 2000 assessment program has largely been completed with respect to its information systems, laboratories and facilities. The Company has commenced the remediation phase of this effort through a combination of product upgrades and replacement. Plans have been developed to facilitate the completion of this work, as well as the related testing and deployment, and are scheduled for completion by September 30, 1999.

Currently, approximately 85% of the Company's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. Approximately, 85% of the applications requiring Year 2000 remediation that are supported by the Company's information technology group are now Year 2000 ready and have been deployed or are awaiting deployment. The Company is monitoring the progress of readiness efforts across the Company, with a special emphasis in the early identification of any areas where progress to date could indicate difficulty in meeting the Company's target dates. The Company is developing specific contingency plans, as appropriate.

The Company is also assessing the Year 2000 readiness of the facilities that it owns or leases worldwide. The Company plans to complete remediation efforts by September 30, 1999 and has completed development of applicable contingency plans.

To ensure the continued delivery of third party products and services the Company's procurement organization has analyzed the Company's supplier's base and has sent surveys to approximately 70 suppliers. Follow-up efforts have commenced to obtain feedback from critical suppliers. To supplement this effort, the Company plans to continue conducting readiness reviews of the Year 2000 status of suppliers ranked most critical based on their relationships with the Company, the product/service provided, and/or the content of their survey responses. The Company will continue to monitor the Year 2000 status of its suppliers to minimize the risk and will develop appropriate contingent responses as the risk becomes clearer.

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

The Company believes it is taking the necessary steps to resolve its Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have material adverse effects on the Company. The current estimate of total Year 2000 project costs is $9.3 million. During the year ended December 31, 1998, the Company spent $2.5 million to purchase hardware and software and used internal resources of $1.1 million (primarily salary costs) and during the three and six months ended June 30, 1999, the Company spent $0.7 million and $1.5 million, respectively, to purchase hardware and software and used internal resources of $0.7 million and $1.6 million, respectively, (primarily salary costs) on its Year 2000 issues. During the remainder of 1999, the Company estimates it will spend $1.7 million on hardware and software and devote $0.9 million in internal resources to complete its Year 2000 compliance project. Work projects have been prioritized to largely address Year 2000 readiness. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultants' fees. Costs for previously contemplated updates and replacements of the Company's internal systems and information systems infrastructure have been included in these estimates when such upgrades or replacements have been accelerated.

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

FOREIGN CURRENCY

The Company conducts business in several foreign countries. Approximately 70% and 57% of the Company's net revenue for the three months ended June 30, 1999 and 1998, respectively, and 67% and 55% for the six months ended June 30, 1999 and 1998, respectively, were derived from the Company's operations outside the United States. Since its acquisition in 1996, the Company's preclinical operations in Canada has generated more than 69% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. The Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

The Company's provision for income taxes was $0.1 million for the three months ended June 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the second quarter of 1998, the Company recognized an income tax benefit of $0.1 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the second quarter of 1998.

The Company's provision for income taxes was $0.4 million for the six months ended June 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the six months ended June 30, 1998, the Company recognized an income tax benefit of $1.5 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the first six months of 1998.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. The existing local currencies, or legacy currencies, are planned to remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins are planned to be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro are planned to be legal tender. On or before July 1, 2002, the participating countries are planning to withdraw all legacy currency and use the Euro exclusively.

The introduction of the Euro may have potential implications for the Company's existing operations. Currently, Belgium, France and Italy are the only participating countries in the EMU in which the Company has operations. While one cannot predict such events, many authorities expect non-participating European Union countries, such as the United Kingdom, to eventually join the EMU. The Company does not currently expect to experience any operational disruptions or to incur any costs as a result of the introduction of the Euro that would materially affect the Company's liquidity or capital resources.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The regular annual meeting of stockholders of the Company was held on June 22, 1999.

        (c) At the annual meeting, the stockholders:

            (i) Voted to elect five directors of the Company. Each nominee for director was elected by a vote of the stockholders as follows:

                                           Affirmative      Votes         Term
                                              Votes        Withheld    Expiration
                                              -----        --------    ----------
        Jerry R. Mitchell, M.D., Ph.D      13,057,870      1,007,566      2000
        Irwin B. Eskind, M.D               13,179,532        885,904      2000
        Richard J. Eskind                  13,180,429        885,007      2000
        Edward G. Nelson                   13,956,232        109,204      2000
        Roscoe R. Robinson, M.D            13,180,334        885,102      2000


            (ii) Voted upon a proposal to approve the adoption of the Company's
                 1999 Long-Term Incentive Compensation Plan. The proposal was approved by a vote of the stockholders as follows:

                 Affirmative votes                       6,960,022
                 Negative votes                            776,448
                 Abstentions                                19,898

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------

27    Financial Data Schedule (SEC use only)

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CLINTRIALS RESEARCH INC.

Date: July 30, 1999            By: /s/ S. COLIN NEILL
                               S. Colin Neill
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)