Form 10-Q
period 1999-09-30
CLINTRIALS RESEARCH INC
filed 1999-11-02
CIK 870978

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 25, 1999, there were 18,237,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets                          3
                   Condensed Consolidated Statements of Operations                4
                   Condensed Consolidated Statements of Cash Flows                6
                   Notes to Condensed Consolidated Financial Statements           7
         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                     13
         Item 3. Quantitative and Qualitative Disclosures about Market Risk      23

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                       25

EXHIBIT 27                                                                       26

                            CLINTRIALS RESEARCH INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999           1998
                                                               ---------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $   6,752      $  10,867
  Accounts receivable, net of allowance for doubtful
      accounts of $1,982 in 1999 and $2,548 in 1998               34,013         30,179
  Advance payments to investigators                                   --            492
  Income taxes receivable                                          2,536          3,614
  Other current assets                                             2,203          1,938
                                                               ---------      ---------
Total current assets                                              45,504         47,090

Property, plant and equipment:
  Land, buildings and leasehold improvements                      20,536         20,324
  Equipment                                                       33,707         30,500
  Furniture and fixtures                                           4,290          4,570
                                                               ---------      ---------
                                                                  58,533         55,394
  Less accumulated depreciation                                   18,943         15,620
                                                               ---------      ---------
                                                                  39,590         39,774
Excess of purchase price over net assets acquired                 34,079         33,655
Other assets                                                       2,913          2,577
                                                               ---------      ---------
                                                               $ 122,086      $ 123,096
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   5,605      $   7,332
  Advance billings                                                 7,494         12,562
  Payables to investigators                                        7,685          1,806
  Accrued expenses                                                 7,678          7,714
  Income taxes payable                                             1,118            361
  Current maturities of long-term debt                               114             89
                                                               ---------      ---------
Total current liabilities                                         29,694         29,864

Deferred income taxes                                              4,489          3,411
Long-term debt                                                       343            265
Commitments and contingencies                                         --             --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      authorized; no shares issued or outstanding                     --             --
  Common Stock, $.01 par value - 50,000,000 shares
      authorized; issued and outstanding 18,212,172
      in 1999 and 18,230,172 in 1998                                 182            182
  Additional paid-in capital                                     126,590        127,329
  Accumulated deficit                                            (35,192)       (31,445)
  Accumulated other comprehensive income(loss)                    (4,020)        (6,510)
                                                               ---------      ---------
Total stockholders' equity                                        87,560         89,556
                                                               ---------      ---------
                                                               $ 122,086      $ 123,096
                                                               =========      =========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR INCOME (LOSS) PER SHARE)

                                                         1999          1998
                                                       --------      --------
Revenue:
    Service revenue                                    $ 29,775      $ 24,187
    Less: Subcontractor costs                             6,058         3,186
                                                       --------      --------
Net service revenue                                      23,717        21,001

Costs and expenses:
    Direct costs                                         13,940        14,840
    Selling, general and administrative costs             8,728         9,005
    Depreciation and amortization                         1,507         1,433
    Interest income, net of interest expense of $4
       in 1999 and $6 in 1998                               (55)         (142)
                                                       --------      --------
Income (loss) before income taxes                          (403)       (4,135)
Provision (benefit) for income taxes                        556           118
                                                       --------      --------
Net income (loss)                                      $   (959)     $ (4,253)
                                                       ========      ========

Income (loss) per share:
  Basic                                                $  (0.05)     $  (0.23)
  Diluted                                              $  (0.05)     $  (0.23)
Number of shares and common stock equivalents
  used in computing income (loss) per share:
  Basic                                                  18,120        18,219
  Diluted                                                18,120        18,219


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)

                                                          1999          1998
                                                        --------      --------
Revenue:
    Service revenue                                     $ 88,076      $ 82,809
    Less: Subcontractor costs                             15,442        15,272
                                                        --------      --------
Net service revenue                                       72,634        67,537

Costs and expenses:
    Direct costs                                          43,826        47,247
    Selling, general and administrative costs             26,808        28,642
    Depreciation and amortization                          4,745         4,278
    Interest income, net of interest expense of $12
       in 1999 and $23 in 1998                              (272)         (677)
    Gain on sale of Ovation                                 (484)           --
    Nashville lease termination costs                        845            --
    Restructuring charge                                      --         6,364
                                                        --------      --------
Loss before income taxes                                  (2,834)      (18,317)
Provision (benefit) for income taxes                         913        (1,348)
                                                        --------      --------
Net loss                                                $ (3,747)     $(16,969)
                                                        ========      ========

Loss per share:
  Basic                                                 $  (0.21)     $  (0.93)
  Diluted                                               $  (0.21)     $  (0.93)
Number of shares and common stock equivalents
  used in computing loss per share:
  Basic                                                   18,054        18,200
  Diluted                                                 18,054        18,200



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          1999          1998
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $ (3,747)     $(16,969)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:

     Depreciation and amortization                         5,780         5,015
     Gain on sale of Ovation                                (484)           --
     Changes in operating assets and liabilities          (1,796)        2,293
     Other                                                    --           132
                                                        --------      --------
Net cash provided by (used in) operating activities         (247)       (9,529)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net        (4,048)       (8,833)
   Costs associated with option to acquire MPI              (301)       (1,552)
                                                        --------      --------
Net cash used in investing activities                     (4,349)      (10,385)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of common stock options             99           140
   Proceeds received on long-term debt borrowings             88           382
                                                        --------      --------
Net cash provided by financing activities                    187           522
Effect of exchange rate changes on cash                      294          (314)
                                                        --------      --------
Net increase(decrease) in cash and cash equivalents       (4,115)      (19,706)
Cash and cash equivalents at beginning of period          10,867        28,275
                                                        --------      --------
Cash and cash equivalents at end of period              $  6,752      $  8,569
                                                        ========      ========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

Diluted loss per share for the three months ended September 30, 1999 and 1998 does not include the dilutive effect of common stock equivalents (stock options and warrants) of 453,000 and 457,000, respectively, as their effect would be anti-dilutive. Diluted loss per share for the nine months ended September 30, 1999 and 1998 does not include the dilutive effect of common stock equivalents (stock options and warrants) of 468,000 and 417,000, respectively, as their effect would be anti-dilutive.

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

The components of comprehensive income (loss), net of related tax, are as follows (in thousands):

                                                        Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                       1999          1998
                                                      -------      --------
         Net income (loss)                            $  (959)     $ (4,253)
         Foreign currency translation adjustments         573        (2,630)
                                                      -------      --------
         Comprehensive income (loss)                  $  (386)     $ (6,883)
                                                      =======      ========



                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                       1999          1998
                                                      -------      --------
         Net loss                                     $(3,747)     $(16,969)
         Foreign currency translation adjustments       2,490        (4,279)
                                                      -------      --------
         Comprehensive loss                           $(1,257)     $(21,248)
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

                                                       Three Months Ended September 30, 1999 and 1998

                                           U.S.         Europe       Total          Canada
                                         Clinical      Clinical     Clinical     Preclinical    Other       Totals
                                         --------      --------     --------     -----------    -----       ------
September 30, 1999
------------------
Net revenues from external customers     $  6,812      $  5,082      $ 11,894      $11,823    $    -0-      $ 23,717
Segment profit (loss)                      (2,107)            1        (2,106)       2,441        (793)         (458)

September 30, 1998
------------------

Net revenues from external customers     $  9,404      $  2,624      $ 12,028      $ 8,973    $    -0-      $ 21,001
Segment profit (loss)                      (2,682)       (2,123)       (4,805)       1,733      (1,205)       (4,277)


                                                       Nine Months Ended September 30, 1999 and 1998

                                           U.S.         Europe       Total          Canada
                                         Clinical      Clinical     Clinical     Preclinical    Other       Totals
                                         --------      --------     --------     -----------    -----       ------
September 30, 1999
------------------
Net revenues from external customers     $ 23,029      $ 14,666      $ 37,695      $34,939    $    -0-      $ 72,634
Segment profit (loss)                      (6,757)          373        (6,384)       5,985      (2,346)       (2,745)

September 30, 1998
------------------

Net revenues from external customers     $ 30,596      $  8,078      $ 38,674      $28,863    $    -0-      $ 67,537
Segment profit (loss)                      (5,402)       (7,631)      (13,033)       4,651     (10,612)      (18,994)

Segment profit (loss) excludes other income (expense) and income taxes and reconciles to consolidated loss before income taxes as follows (in thousands):

                                                Three Months Ended
                                                   September 30,

                                                1999          1998
                                               -------      --------
         Segment profit (loss)                 $  (458)     $ (4,277)
         Interest income, net                       55           142
                                               -------      --------
         Income (loss) before income taxes     $  (403)     $ (4,135)
                                               =======      ========


                                                Nine Months Ended
                                                   September 30,

                                                1999          1998
                                               -------      --------
         Segment profit (loss)                 $(2,745)     $(18,994)
         Interest income, net                      272           677
         Gain on sale of Ovation                   484            --
         Nashville lease termination costs        (845)           --
                                               -------      --------
         Income (loss) before income taxes     $(2,834)     $(18,317)
                                               =======      ========


5. PROVISION (BENEFIT) FOR INCOME TAXES

The Company's provision for income taxes was $0.6 million for the three months ended September 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the third quarter of 1998, the Company recognized income tax expense of $0.1 million related to the Company's Canadian operations.

The Company's provision for income taxes was $0.9 million for the nine months ended September 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the nine months ended September 30, 1998, the Company recognized an income tax benefit of $1.4 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the first nine months of 1998.

6. CREDIT FACILITIES AND DEBT

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit (the "Credit Facilities") totals approximately $18.4 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. On September 30, 1999 and 1998, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at September 30, 1999 has been reduced by issued letters of credit of approximately $732,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has approximately $457,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four equal annual installments beginning in August 2000 and ending in August 2003.

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

                                                                                 Balance in
                                                                   Amount of      Accrued
                                                                Restructuring     Expenses
                                                                    Charge       at 9/30/99
                                                                    ------       ----------
         Write down of assets in connection with closure of
             Lexington facility                                     $1,983         $--
         Lease costs associated with consolidation of
             facilities                                              1,976          78
         Severance costs                                             2,132          --
         Other                                                         273          --
                                                                    ------         ---
                                                                    $6,364         $78
                                                                    ======         ===

9. SALE OF OVATION

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into its Research Triangle Park, North Carolina ("RTP") facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction and recorded a gain on the sale of $484,000.

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The information set forth and discussed below for the three and nine month periods ended September 30, 1999 and 1998 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform global clinical trials by opening offices in Australia, Chile, France, and Israel in 1996, Italy and Scotland in 1997, and Poland in 1999.

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

                                                                                 Balance in
                                                                   Amount of      Accrued
                                                                Restructuring     Expenses
                                                                    Charge       at 9/30/99
                                                                    ------       ----------
         Write down of assets in connection with closure of
             Lexington facility                                     $1,983         $--
         Lease costs associated with consolidation of
             facilities                                              1,976          78
         Severance costs                                             2,132          --
         Other                                                         273          --
                                                                    ------         ---
                                                                    $6,364         $78
                                                                    ======         ===

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and segment profit (loss) for the three and nine months ended September 30, 1999 and 1998 for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to condensed consolidated financial statements of the Company.

                                         Three Months Ended September 30,

                                             1999              1998
                                           --------          --------
         Net Revenue:
             U.S. Clinical                 $  6,812          $  9,404
             Europe Clinical                  5,082             2,624
                                           --------          --------
             Total Clinical                  11,894            12,028
             Canada Preclinical              11,823             8,973
                                           --------          --------
             Total Company                 $ 23,717          $ 21,001
                                           ========          ========

         Segment profit (loss):
             U.S. Clinical                 $ (2,107)         $ (2,682)
             Europe Clinical                      1            (2,123)
                                           --------          --------
             Total Clinical                  (2,106)           (4,805)
             Canada Preclinical               2,441             1,733
             Other                             (793)           (1,205)
                                           --------          --------
             Total Company                 $   (458)         $ (4,277)
                                           ========          ========


                                         Nine Months Ended September 30,

                                             1999              1998
                                           --------          --------
         Net Revenue:
             U.S. Clinical                 $ 23,029          $ 30,596
             Europe Clinical                 14,666             8,078
                                           --------          --------
             Total Clinical                  37,695            38,674
             Canada Preclinical              34,939            28,863
                                           --------          --------
             Total Company                 $ 72,634          $ 67,537
                                           ========          ========

         Segment profit (loss):
             U.S. Clinical                 $ (6,757)         $ (5,402)
             Europe Clinical                    373            (7,631)
                                           --------          --------
             Total Clinical                  (6,384)          (13,033)
             Canada Preclinical               5,985             4,651
             Other                           (2,346)          (10,612)
                                           --------          --------
             Total Company                 $ (2,745)         $(18,994)
                                           ========          ========

The U.S. Clinical segment reported lower net revenues but slightly lower losses for three months ended September 30, 1999 and lower revenues and higher losses for the nine month period ended September 30, 1999 compared to the same periods in 1998. Lower utilization of the direct labor workforce were generally experienced during 1999.

The Europe Clinical segment reported significantly improved revenues which resulted in profits for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 when losses were reported. Several significant contracts were completed during the three and nine-month periods ended September 30, 1999 resulting in improved revenues and income. During 1998, Europe Clinical implemented a new management structure and related marketing and sales focus.

Canada Preclinical reported higher net revenues and segment profit for both the three and nine-month periods ended September 30, 1999 compared to the same periods in 1998. These increases are primarily due to continuing high demand for specialty studies in the reproduction/infusion areas. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of special technology requirements.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income for the three months ended September 30, 1999 was $959,000, or $0.05 basic and diluted loss per share, compared to a net loss in the same period of 1998 of $4.3 million or $0.23 basic and diluted loss per share. The improvement in results from operations is primarily attributable to higher income recognized in the Europe clinical and Canada preclinical segments in the third quarter of 1999 compared to the third quarter of 1998, and a slightly lower loss recorded by U.S. clinical during 1999 compared to 1998. All three segments showed improved results.

Net service revenue increased 12.9% to $23.7 million in the three months ended September 30, 1999 from $21.0 million in the same period in 1998 as increased revenues in Europe clinical and Canada preclinical more than offset a decrease in U.S. clinical revenues.

Direct costs decreased 6.1% to $13.9 million in the three months ended September 30, 1999 from $14.8 million in the same period in 1998. Direct costs decreased as a percentage of net service revenue to 58.8% from 70.7%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe, and the higher percentage of preclinical revenues during the three months ended September 30, 1999 resulted in a reduction in consolidated direct costs compared to the same period in 1998.

Selling, general and administrative costs decreased 3.1% to $8.7 million in the three months ended September 30, 1999 from $9.0 million in the same period in 1998. Selling, general and administrative costs decreased as a percentage of net service revenue to 36.8% from 42.9%. The relocation of the Corporate Office in Nashville to the existing facility in Research Triangle Park in April 1999 resulted in lower SG&A costs. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 5.2% to $1.5 million in the three months ended September 30, 1999 from $1.4 million in the same period in 1998. Increased depreciation resulting from 1998 and 1999 capital expenditures was partially offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $55,000 in the third quarter of 1999 compared to $142,000 in the same period of 1998.

The Company's provision for income taxes was $0.6 million for the three months ended September 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the third quarter of 1998, the Company recognized income tax expense of $0.1 million related to the Company's Canadian operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net loss for the nine months ended September 30, 1999 was $3.7 million, or $0.21 basic and diluted loss per share, compared to a net loss in the same period of 1998 of $17.0 million or $0.93 basic and diluted loss per share. The improvement in results from operations is primarily attributable to higher income recognized in the Europe clinical and Canada preclinical segments in the nine months ended September 30, 1999 compared to the same period of 1998, the restructuring charge of $6.4 million recorded in the nine month period ended September 30, 1998 (none in 1999), partially offset by a higher loss in U.S. clinical during 1999 compared to 1998.

Net service revenue increased 7.5% to $72.6 million in the nine months ended September 30, 1999 from $67.5 million in the same period in 1998 as increased revenues in Europe clinical and Canada preclinical were partially offset by a decrease in U.S. clinical revenues.

Direct costs decreased 7.2% to $43.8 million in the nine months ended September 30, 1999 from $47.2 million in the same period in 1998. Direct costs decreased as a percentage of net service revenue to 60.3% from 70.0%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe, and the higher percentage of preclinical revenues during the nine months ended September 30, 1999 resulted in a reduction in consolidated direct costs compared to the same period in 1998.

Selling, general and administrative costs decreased 6.4% to $26.8 million in the nine months ended September 30, 1999 from $28.6 million in the same period in 1998. Selling, general and administrative costs decreased as a percentage of net service revenue to 36.9% from 42.4%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense increased 10.9% to $4.7 million in the nine months ended September 30, 1999 from $4.3 million in the same period in 1998 as increased depreciation resulting from 1998 and 1999 capital expenditures was partially offset by a decrease in depreciation and amortization for the Company's Lexington facility closed in April 1998.

Interest income, net of interest expense, was $272,000 in the first quarter of 1999 compared to $677,000 in the same period of 1998.

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into its Research Triangle Park, North Carolina ("RTP") facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retained the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction and recorded a gain on the sale of $484,000. The Company also accrued $845,000 in the first quarter of 1999 for costs related to the termination of its Nashville office lease. The Company relocated its Corporate office to Research Triangle Park, North Carolina in the second quarter of 1999.

The Company's provision for income taxes was $0.9 million for the nine months ended September 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the nine months ended September 30, 1998, the Company recognized an income tax benefit of $1.4 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the first nine months of 1998.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of September 30, 1999, the Company's advance billings were $7.5 million and its accounts receivable of $34.0 million included $19.3 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 105 days at September 30, 1999, compared to 115 days at December 31, 1998. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 83 days at September 30, 1999, compared to 75 days at December 31, 1998.

The Company had cash and cash equivalents of $6.8 million at September 30, 1999 as compared to $10.9 million at December 31, 1998.

During the nine months ended September 30, 1999, net cash used by operating activities totaled $0.6 million, primarily due to a decrease in income tax receivables of $0.6 million, and an increase in net payables to investigators of $6.4 million, which were more than offset by a loss before noncash items of $3.7 million and an increase in accounts receivable, net of advance billings of $8.9 million.

Cash used in investing activities of $4.3 million during the nine months ended September 30, 1999 consisted of capital expenditures of $4.0 million and costs associated with an option to acquire MPI Research, LLC ("MPI?) of $0.3 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements. In addition to the $4.0 million of capital expenditures incurred in the first nine months of 1999, capital expenditures are estimated to be approximately $2.9 million in the remainder of 1999.

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $40.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and its foreign line of credit (the "Credit Facilities") totals approximately $18.4 million. There were no borrowings outstanding under the lines of credit at September 30, 1999. Commitment availability at September 30, 1999 has been reduced by issued letters of credit of approximately $732,000. The lines of credit are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate ("LIBOR"), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary has approximately $457,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four annual installments beginning in 2000 and ending in 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

YEAR 2000 ISSUE

The Company has been engaged in a major effort to minimize the impact of the Year 2000 date change on its products, services, information systems, laboratories and facilities. As previously disclosed, the Company targeted September 30, 1999 for completion of these efforts. All systems are currently Year 2000 compliant.

The year 2000 challenge is a priority within the Company at every level. Primary Year 2000 global preparedness responsibility rests with a Year 2000 Project Manager. The Year 2000 Project Manager is augmented by a group, which has been assigned specific Year 2000 responsibilities in addition to their regular assignments. The Year 2000 assignments take priority over their regular assignments.

The overall strategy for Year 2000 compliance at the Company was to, wherever possible, to replace potentially non-compliant software and hardware with new compliant systems. The one exception to this strategy was the Company's clinical data management systems and supporting subsystems. The Company's clinical data management systems were successfully upgraded and tested for Year 2000 compliance in April 1999 and are currently being utilized. Since all of these systems fall under Good Clinical Practices regulations there was extensive testing and documentation of the upgrade process.

The inventory and assessment phase of the Year 2000 assessment program was substantially completed during the quarter ended June 30, 1999 with respect to its information systems, laboratories and facilities. The Company completed the remediation phase of this effort through a combination of product upgrades and replacement by September 30, 1999.

Currently, approximately 100% of the Company's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. Furthermore, 100% of the applications requiring Year 2000 remediation that are supported by the Company's information technology group are now Year 2000 ready and have been deployed. The Company continues to monitor the readiness of all systems and will do so through the early part of Year 2000. The Company has completed specific contingency plans, as appropriate.

The Company is also assessing the Year 2000 readiness of the facilities that it owns or leases worldwide. The Company has completed remediation efforts and has completed development of applicable contingency plans.

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

The Company believes it has taken the necessary steps to resolve its Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have material adverse effects on the Company. The current estimate of total Year 2000 project costs is $8.2 million. During the year ended December 31, 1998, the Company spent $2.5 million to purchase hardware and software and used internal resources of $1.1 million (primarily salary costs) and during the three and nine months ended September 30, 1999, the Company spent $0.8 million and $2.3 million, respectively, to purchase hardware and software and used internal resources of $0.6 million and $2.2 million, respectively, (primarily salary costs) on its Year 2000 issues. During the remainder of 1999, the Company estimates it will devote $0.1 million in internal resources to monitor the effectiveness of its Year 2000 compliance project. Work projects were prioritized to largely address Year 2000 readiness. As a result, most of these costs represent costs that would have been incurred in any event. These amounts covered costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultants' fees. Costs for previously contemplated updates and replacements of the Company's internal systems and information systems infrastructure were included in these estimates when such upgrades or replacements have been accelerated.

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

FOREIGN CURRENCY

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 72% and 56% of the Company's net revenue for the three months ended September 30, 1999 and 1998, respectively, and 69% and 57% for the nine months ended September 30, 1999 and 1998, respectively, were derived from the Company's operations outside the United States. Since its acquisition in 1996, the Company's preclinical operations in Canada has generated more than 69% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

The Company's provision for income taxes was $0.6 million for the three months ended September 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the third quarter of 1998, the Company recognized income tax expense of $0.1 million related to the Company's Canadian operations.

The Company's provision for income taxes was $0.9 million for the nine months ended September 30, 1999. This provision was primarily due to the Company's Canadian operations. Income taxes associated with the Company's U.S. operations will be offset by net operating loss carryforwards. Due to restrictions that accounting standards place on deferred tax assets associated with loss carryforwards, the Company had previously recorded a valuation allowance for the deferred tax assets related to these losses. Accordingly, the use of the losses eliminated the Company's provision for income taxes related to U.S. Operations. For the nine months ended September 30, 1998, the Company recognized an income tax benefit of $1.4 million. A partial tax benefit was recognized because of the ability to obtain tax refunds due to a portion of the losses generated in the first nine months of 1998.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. The existing local currencies, or legacy currencies, are planned to remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins are planned to be issued for cash transactions. For a period of nine months from this date, both legacy currencies and the Euro are planned to be legal tender. On or before July 1, 2002, the participating countries are planning to withdraw all legacy currency and use the Euro exclusively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a global provider of preclinical and clinical research services to pharmaceutical, biotechnology and medical device clients. As such, the Company's ability to win new outsourced contracts from the pharmaceutical industry is dependent upon the rate of research and development expenditure by that industry. This in turn can be influenced by a variety of factors, including mergers within the pharmaceutical industry, the availability of capital to the biotechnology industry, and by the impact of government reimbursement rates for medicare and medicaid programs. Consequently, the success of the company to grow and win new outsourced contracts is highly dependent upon the ability of the pharmaceutical and biotechnology industries to continue to spend on R&D at rates close to or at historical levels.

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 72% and 56% of the Company's net revenue for the three months ended September 30, 1999 and 1998, respectively, and 69% and 57% for the nine months ended September 30, 1999 and 1998, respectively, were derived from the Company's operations outside the United States. Since its acquisition in 1996, the Company's preclinical operations in Canada has generated more than 69% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

(a) Exhibits

                                  EXHIBIT INDEX

EXHIBIT NO.

27       Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLINTRIALS RESEARCH INC.


Date: October 29, 1999                  By: /s/ S. COLIN NEILL
                                        S. Colin Neill
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)