Form 10-K405
period 1999-12-31
CLINTRIALS RESEARCH INC
filed 2000-02-28
CIK 870978

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission File Number 0-22510



                            CLINTRIALS RESEARCH INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               62-1406017
        (State of incorporation)         (I.R.S. Employee Identification Number)

          11000 Weston Parkway                            27513
          Cary, North Carolina                         (Zip Code)
(Address of principal executive offices)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $54,417,323 as of February 14, 2000. The number of Shares of Common Stock outstanding as of February 14, 2000 was 18,402,172.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11 and 12 in Part III of this Form 10-K are incorporated by reference to the registrant's definitive proxy materials for its 2000 annual meeting of stockholders.

                                     PART I

ITEM 1. BUSINESS

         ClinTrials Research Inc. (the Company or ClinTrials) is a full service global contract research organization (CRO) serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States, Canada and Europe. The Company's headquarters and U.S. clinical operations are located near Research Triangle Park, North Carolina; additional clinical facilities and offices are located in Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Paris, France; Melbourne, Australia; Tel Aviv, Israel; Milan, Italy; Santiago, Chile; and Warsaw, Poland. The Company's preclinical operations are located in Montreal, Canada. The Company's revenue is generated from preclinical testing (approximately 48% of total net revenue during 1999) and clinical testing (approximately 52% of total net revenue during
1999) of new pharmaceutical and biotechnology products.

RECENT DEVELOPMENTS

         The Company recorded an asset impairment charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research, a preclinical facility. The option expires March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. The Company is currently in the late stages of negotiating an agreement that will geographically expand its preclinical facilities and significantly increase its capacity in a manner that better meets its strategic needs.

         During 1999, the Company continued its recovery from the $37 million in clinical contract cancellations that occurred in late 1996 and early 1997. Although none of the cancellations were related to service or quality problems, the decrease in backlog left the Company with surplus capacity and related overhead.

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

         The Company's marketing focus is now very targeted and is concentrated on technical and scientific face to face selling. In essence, the Company is now using technical people to sell and promote the Company's overall medical and scientific expertise. The majority of marketing and sales efforts are now on those areas that currently contribute to achieving face to face encounters as the Company has the expertise in house to sell on a scientist to scientist basis. Industry trends support this strategy as sponsors are increasingly outsourcing larger and more complex clinical trials, and those companies with the know how, quality personnel and infrastructure will win the contracts. The Company has put the people and infrastructure in place to compete for the higher end business. The advantage is that with the higher end, more value-added business, margins are generally higher and the work awarded tends to be more of a program rather than a study renting a clinical monitoring force. Further, the programs are typically larger and longer in duration and should help to smooth out the cyclical nature of the pharmaceutical outsourcing business.

         In May 1999, the Company closed its Nashville, Tennessee corporate headquarters and consolidated its U.S. operations into its new Research Triangle Park (RTP), North Carolina facility in order to increase the productivity, efficiency, economy and critical mass in performing clinical trials. As part of this consolidation, the Company closed its data management facility in Lexington, Kentucky and incurred a $6.4 million restructuring charge in 1998.

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

         Preclinical and clinical testing must comply with the requirements of Good Laboratory Practice (GLP), Good Clinical Practice (GCP) and other standards promulgated by the Food and Drug Administration (FDA) and other federal and state governmental authorities. GLP regulations mandate standardized procedures for controlling studies, recording and reporting data and retaining appropriate records for preclinical testing. The Company's preclinical laboratory also adheres to accreditation procedures on the humane care and treatment of animals. GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA pioneered the use of clinical trials in the regulation of new drug development, and the agency's approval process has shaped much drug regulation worldwide. In recent years, the FDA and corresponding regulatory agencies of the major industrial countries (Canada, Japan and the European Community (EC)) commenced discussions for the purpose of developing common standards for both the conduct of preclinical and clinical studies and the format and content of applications for new drug approvals. Data from multi-national studies adhering to GCP are now generally acceptable to the FDA and the governments within the EC.

         In the United States, a drug sponsor must file an Investigational New Drug (IND) application with the FDA before the commencement of human testing of a drug. The IND includes preclinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans, also referred to as the study protocol, is critical to the success of the drug development effort because the protocol must correctly anticipate the data and results that the FDA will require before approving the drug. In the absence of any comments from the FDA, human clinical trials may begin 30 days after the IND is filed.

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

         Clinical trials often represent the most expensive and time-consuming part of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. After the successful completion of Phase III trials, the sponsor of a new drug must submit a New Drug Application (NDA) to the FDA. The NDA is a comprehensive filing that includes, among other things, the results of all preclinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. Most of the clinical data contained in an NDA is generated during the Phase II and III trials. The FDA's review of an NDA can last from several months to several years, with the average review lasting two years. Drugs that successfully complete this review may be marketed in the United States, subject to the conditions imposed by the FDA in its approval. The FDA has been subject to increasing pressure to allow drugs to reach the public more quickly. As a result, in some instances the FDA has expedited the review process by granting conditional approval of lifesaving drugs or those for conditions for which there is no current treatment so that they can be marketed while Phase IV trials are being conducted. In recent years, the FDA has encouraged the use of computer assisted NDAs (CANDAs) in an effort to expedite the approval process.

INDUSTRY TRENDS

         Preclinical and clinical trials were historically performed almost exclusively by in-house personnel at the major pharmaceutical companies. In recent years, pharmaceutical companies have begun to outsource clinical trials management to CROs, which has resulted in significant growth in the CRO industry. The Company believes worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated $50 billion in 1999, approximately $22 billion of which was spent on preclinical and clinical trials, with approximately $4.8 billion being outsourced to CROs. Research and development expenditures in 1999 for the major pharmaceutical companies in the world increased approximately 14% from the previous year.

         The contract research industry derives substantially all of its revenue from the research and development (R&D) expenditures of pharmaceutical, biotechnology and medical device companies. The Company believes that certain industry trends have led pharmaceutical and biotechnology companies to increase the use of CROs for preclinical and clinical trials. These trends include the following:

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

         - Consolidation. As pharmaceutical companies seek to create economies of scale, there have been several large mergers within the pharmaceutical industry, and as a result of these mergers, the pharmaceutical industry has experienced large-scale employee lay-offs and other cutbacks.

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

         Escalating Research and Development Expenditures. Research and development expenditures in 1999 for the major pharmaceutical companies in the world (as measured by such expenditures) increased approximately 14% from the previous year. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. The cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease and osteoporosis is higher because the treatments must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and to determine any possible long-term side effects.

         Reducing Drug Development Time Requirements. Pharmaceutical and biotechnology companies face increased pressure to bring new drugs to market in the shortest possible time, thereby reducing costs, maintaining market share and accelerating realization of revenue. Currently, total development of a new drug takes approximately eight to twelve years, a significant portion of a drug's twenty year period for protection under United States patent laws. Certain clients of the Company have initiated plans to reduce this time to approximately five to seven years. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs are often able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct preclinical and all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs. The Company believes this approach may result in shorter overall development times. In anticipation of this trend, the Company has established itself as a firm capable of taking a pharmaceutical from its initial testing through its licensing for commercialization.

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

         Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it, which require FDA approval, have grown substantially over the past decade. Many biotechnology companies have chosen not to expend resources to develop sufficient staff or expertise to conduct clinical trials in-house, but rather have utilized providers such as CROs to perform these services.

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

BUSINESS STRATEGY

         The outsourcing of preclinical and clinical trials for pharmaceutical, biotechnology and medical device products increased in excess of 20% in 1999 as compared to the prior year. This penetration rate exceeds the overall R&D growth rate of approximately 14%. The CRO industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, and other CROs, many of which have substantially greater resources than the Company. However, the Company believes it is well positioned to take advantage of the trend toward outsourcing as a result of its demonstrated ability to provide a broad range of professional, cost-effective preclinical and clinical research and development services worldwide. The Company's strategy is comprised of the following elements:

         Provide Comprehensive Preclinical and Clinical Research Services. The Company offers a broad range of clinical research services and believes that its knowledge and experience in all stages of clinical research enhance its credibility with prospective clients. The Company has the capability to provide a full range of preclinical and clinical services on a turnkey basis, which the Company believes can be especially important to clients without significant relevant regulatory expertise, such as biotechnology companies and international pharmaceutical companies seeking to enter new geographic markets. To meet the needs of specific clients, the Company offers its services separately or as an integrated package. This allows a client to use the Company to design a protocol, conduct a trial, analyze the results of one or more trials, prepare and submit a new drug application or computer-assisted filing to the FDA, or for any combination of these services. This approach enables the Company to respond to clients' requirements with flexibility and also allows it to establish a relationship with a new client with a particular service that may in turn lead to larger, more comprehensive projects. In addition, the Company believes its preclinical capabilities increase the prospect of being awarded contracts for later stage testing after satisfactory completion of the preclinical tests.

         Provide Drug Development Services. The Company attempts to establish study protocols and expertise in a therapeutic area prior to the formal announcement of a new product by a pharmaceutical or biotechnology company. Manufacturers prefer to outsource to CROs that already have knowledge and have developed testing models in the relevant area and that can therefore more quickly begin the new drug application process. The Company has several senior managers with therapeutic expertise and IND application experience to provide the necessary drug development expertise to biotechnology and pharmaceutical customers. ClinTrials has demonstrated depth and high quality performance in the following areas: anti-viral and other infectious diseases, cardiology, central nervous system, gastroenterology, endocrinology, respiratory and urology, osteoporosis evaluation, cardiovascular pharmacology, biomaterials testing, bio-marker assays and infusion delivery. The Company is a leader in the investigation of blood substitutes and protease inhibitors and in the conducting of megatrials (trials involving more than 1,000 participants).

         Provide International Presence. The Company provides clinical research and development services to major United States and European pharmaceutical and biotechnology companies. The Company conducts multi-national clinical trials designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that this experience is a competitive advantage, as pharmaceutical and biotechnology companies increasingly are pursuing regulatory approvals simultaneously in multiple countries. The Company has a data management facility in Glasgow, Scotland to provide more comprehensive services to its United States clients doing business abroad and to better market its services to existing and potential European clients. Since 1996, the Company expanded its geographic reach by opening trials management offices in Australia, France, Israel and Chile, and has delivered services in over 30 countries with the most recent office opened in Warsaw, Poland in 1999.

         Pursue Strategic Alliances. In these arrangements, the client agrees to provide the Company with a preferred vendor status and is guaranteed adequate staffing and competitive pricing over a multi-year period. The Company believes this type of arrangement results in more predictable pricing to the client and more efficient management of the Company's resources, and potentially increases the amount of work outsourced to the Company by the strategic partner. Over the past five years, the Company has entered into strategic alliances with ten pharmaceutical companies. In addition, the Company's preclinical subsidiary has preferred provider relationships, which, in contrast to strategic alliances, are noncontractual, informal relationships in which the client makes the Company among its first choices of testing service providers.

         Invest in Information Systems Technology. The Company maintains a commitment to investments in technology supporting increased productivity and client communications with a focus on clinical and management information systems. The Company continues to invest heavily in the information technology infrastructures required to support the creation, maintenance, and statistical analysis of clinical databases. A sustained focus on reducing client delivery timelines while maintaining compliance with the dynamic regulated environment is a key strategy. In 1996 information systems investments expanded the Company's capacity to process data in a standard unified format and in 1998 continued investments provided value added software which expedited the delivery process for data and enabled integrated interpretation of multiple complex data sets. Clinical systems in support of Data Management and Clinical Monitors have been aligned with the business strategy to; i) allow Data Managers to develop the majority of the edit checks for a study on their own, without a programmer, ii) improve the efficiency of the query resolution/management process - one of the most costly areas of clinical data processing. In addition we continue to produce custom integrated voice response systems which allow investigators to enroll patients into a trial, control drug utilization and distribution, and have access to patient diary information through use of a touch tone telephone. The Company has implemented a web-based reporting tool to distribute, in a secure manner, clinical trial information and status to authorized users (sponsors, investigative sites, etc.). The web-based data delivery system allows authorized users ready access to study information. The Company information systems have transitioned into the Year 2000 without problems.

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

         Drug Development Services. The Company employs several key employees with therapeutic expertise, IND and NDA application experience and pharmaceutical company experience who assist customers in the development process of new medicines.

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

         The Company manages every aspect of trials in Phases I through IV, including design of protocols, operations manuals, identification and recruitment of trial investigators, initiation of sites, monitoring for strict adherence to GCP, site visits to ensure compliance with protocol procedures and proper collection of data, interpretation of trial results and report preparation. Substantially all of the Company's current clinical projects involve Phase II, III or IV clinical trials, which, in most cases, are significantly larger and more complex than Phase I trials.

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

         Clinical trials are monitored for strict adherence to GCP. Efficient data collection, form design, detailed operations manuals and site visits by the Company's clinical research associates (CRA) are employed to determine whether clinical investigators and their staffs follow established protocols and accurately record the findings of the trials.

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

         - Case Report Forms. Once the study protocol has been finalized, special forms for recording the desired information must be developed. These forms are called Case Report Forms (CRFs). The CRF may change at different stages of a trial. The CRF for one patient in a given study may consist of as many as 100 pages or more.

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

         - Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs and laboratory reports. The data are collected from study sites by specially trained CRAs. CRAs visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database for purposes of medical and statistical analysis.

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

         Clinical Data Management and Biostatistical Services. The Company's data management professionals assist in the design of protocols and CRFs, as well as training manuals and training sessions for investigational staff, to ensure that data are collected in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the client. Prior to data entry, the Company's personnel screen the data to detect errors, omissions and other deficiencies in completed CRFs. The Company provides clients with data abstraction, data review and coding, data entry, database verification and editing and problem data resolution.

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

CLIENTS AND MARKETING

         The Company has served many of the leading pharmaceutical companies in the United States and the EC. The Company's clients also include companies in the biotechnology and medical device industries. For the year ended December 31, 1999, the Company recognized revenue on contracts with 174 clients. During 1999, approximately 84% of the Company's net service revenue was derived from pharmaceutical companies, 13% from biotechnology companies and 3% from medical device companies. In 1998, such companies contributed 80%, 19% and 1% of net service revenue, respectively.

         The Company has had, and will continue to have, certain clients from which at least 10% of the Company's overall revenue are generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry. During 1999, the Company generated approximately 12% of its net service revenue from multiple unrelated contracts with a major pharmaceutical company. No other client represented 10% or more of the Company's net revenue in 1999. The Company's contracts are entered into with numerous therapeutic areas or divisions within each client and frequently involve different decision-makers. Thus, there is a reduced likelihood that the Company would simultaneously lose all contracts with any single client.

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

CONTRACTUAL ARRANGEMENTS

         The Company generally is awarded contracts based, among other things, upon its response to requests for proposal (RFP) received from pharmaceutical, biotechnology and medical device companies. The contract may require the Company to design a protocol, conduct the trial, analyze the results of one or more of the trials, prepare and submit an IND, NDA or CANDA to the FDA, or perform any combination of these services. After negotiating a letter of intent or definitive contract for clinical studies, the Company, and in many cases the client, will coordinate the selection of clinical investigators and conduct pre-study site visits. The clinical investigators, in conjunction with the Company, are then responsible for enrolling participants in the trial, which may include persons with a given disorder or disease, healthy persons and persons within defined populations. Informed consents, in accordance with FDA and institutional regulations, are obtained from all participants. Change orders to existing contracts are typically generated at the request of the client based on the results of the trial to date and include changes in the scope of the trial and in the services to be provided by the Company. The Company may record additional revenue or reduce backlog as a result of change orders.

         Most contracts are fixed priced multi-year contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed though the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial.

         The Company's strategic alliance agreements, although larger in size and covering several projects over multiple years, are generally the same as the contracts described above.

BACKLOG

         Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 1999, 1998 and 1997, the Company's backlog was $98.9 million, $105.1 million and $101.3 million, respectively. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

COMPETITION

         The Company primarily competes with pharmaceutical companies' own in-house research departments, other CROs, universities and teaching hospitals. The CRO industry is still fragmented, with full-service CROs with global capacities, several mid-size CROs and many small, limited-service providers. In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The Company's largest competitors include Quintiles Transnational Corp., Covance Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc. and Kendle International, Inc. The recent trend toward industry consolidation is likely to result in heightened competition among the larger CROs. The larger CROs are increasingly required to have substantial amounts of working capital in order to sustain internal growth and international expansion, and to meet the credit-worthiness standards of their larger clients. The Company believes that clients choose a CRO based on several factors, the most important of which is the quality of the work performed for existing clients. Other important factors include references from existing clients, trials management experience and scientific knowledge related to specific therapeutic areas, the price for the services performed, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, and the ability to hire and retain qualified investigators. The Company believes that it competes favorably in these areas.

GOVERNMENT REGULATION

         The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of United States federal regulations is to ensure that only those products that have been proven to be safe and effective are made available to the public. The FDA has set forth regulations and guidelines that pertain to applications to initiate trials of products, approval and conduct of studies, report and record retention, informed consent, applications for the approval of new products, and post-marketing requirements. Pursuant to FDA regulations, CROs that assume obligations of a drug sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. In the United States, the historical trend has been in the direction of increased regulation by the FDA. The Company believes that many pharmaceutical, biotechnology and medical device companies do not have the staff and/or the available expertise to comply with all of the regulations and standards, and this has contributed and will continue to contribute to the growth of the CRO industry.

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

         The Company believes that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards (IRBs) and the need to obtain each patient's informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial. After the trial begins, the IRB monitors the protocol and the measures designed to protect patients, such as the requirement to obtain informed consent.

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

EMPLOYEES

         At December 31, 1999, the Company had 1,387 employees, of which 61 held a Ph.D. or M.D. degree, 9 held D.V.M. degrees and 113 others held masters degrees. Approximately 24% of the Company's employees are located in the United States, 55% are located in Canada and the remaining 21% are located in Europe and other international locations. The Company believes that its relations with its employees are good.

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

RISK FACTORS

         Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The following matters constitute cautionary statements identifying important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those reflected in any such forward-looking statements.

         Dependence on Growth of Research and Development Activities. The Company is a global provider of preclinical and clinical research services to pharmaceutical, biotechnology and medical device clients. As such, the Company's ability to win new outsourced contracts from the pharmaceutical industry is dependent upon the rate of research and development expenditure by that industry. This in turn can be influenced by a variety of factors, including mergers within the pharmaceutical industry, the availability of capital to the biotechnology industry, and by the impact of government reimbursement rates for medicare and medicaid programs. Consequently, the success of the company to grow and win new outsourced contracts is highly dependent upon the ability of the pharmaceutical and biotechnology industries to continue to spend on R&D at rates close to or at historical levels.

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

         Dependence on Certain Industries and Clients. The Company provides services primarily to the pharmaceutical and biotechnology industries. Accordingly, the Company's net service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited and it is not uncommon for a CRO to derive over 10% of its revenue from multiple contracts with a single client. The Company has in the past derived and may in the future derive a significant portion of its net service revenue from a relatively limited number of clients. The loss of any such client could materially adversely affect the Company's results of operations. In 1999, one client accounted for approximately 12% of the Company's net service revenue. No other client accounted for more than 10% of the

Company's net service revenue during 1999. The Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource the performance and analysis of large clinical research projects to independent parties. Should this tendency be reduced or halted entirely, the Company's operations would be materially and adversely affected.

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

         Health Care Industry Reform. The health care industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries. In recent years, several comprehensive health care reform proposals were introduced in the United States Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While none of the proposals were adopted, the United States Congress may again address health care reform. In addition, foreign governments may also undertake health care reforms in their respective countries. Implementation of government health care reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such or similar legislation being enacted into law or the effect such legislation would have on the Company.

         Exchange Rate Fluctuations. The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 69%, 55%, and 49% of the Company's net revenue for the years ended December 31, 1999, 1998, and 1997, respectively, were derived from the Company's operations outside the United States. During 1999, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

ITEM 2. PROPERTIES

         The Company both owns and leases its facilities. The Company's corporate headquarters and U. S. operations are located near Research Triangle Park, North Carolina; the preclinical operations are conducted near Montreal, Quebec in Canada; international operations are located in Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Melbourne, Australia; Milan, Italy; Santiago, Chile; Paris, France; Tel Aviv, Israel, and Warsaw, Poland. The Company believes that the space owned and leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic areas. The expiration dates of the leases range from 2000 to 2013.

         The Company utilizes both owned and leased laboratory and office space in Montreal, Quebec to perform its preclinical services. The majority of the Company's preclinical services are performed at a 200,000 square foot building that is owned by the Company's Canadian subsidiary, BioResearch.

         In 1998, the Company moved its Research Triangle Park clinical operations into a newly constructed building in Cary, North Carolina. The corporate headquarters relocated from Nashville, Tennessee to this location in May 1999. The Company leases approximately 178,000 square feet in this building. All of the Company's clinical operations facilities in Europe and other international locations are leased.

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, there are currently no proceedings to which the Company is a party that will have a material adverse effect upon its operations or financial condition.

         In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's subsidiary in the amount of approximately $557,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment, which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market (Nasdaq) under the symbol CCRO. On February 14, 2000, the last reported sale price for the Common Stock on Nasdaq was $3.56. As of December 31, 1999, the Company had approximately 222 holders of record of the Common Stock and the Company estimates an additional 3,730 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                  HIGH        LOW
                                                  ----        ---
2000

  First Quarter (through February 14, 2000)       $4.50      $3.06


1999

  First Quarter                                   $6.63      $3.41
  Second Quarter                                   6.31       3.75
  Third Quarter                                    6.88       4.75
  Fourth Quarter                                   5.38       3.00


1998

  First Quarter                                   $8.50      $6.25
  Second Quarter                                   7.25       4.03
  Third Quarter                                    6.50       2.94
  Fourth Quarter                                   4.75       2.34


         The Company has paid no dividends since inception and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                            CLINTRIALS RESEARCH INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

                                             1999         1998         1997        1996      1995
                                          ---------    ---------    ---------    --------   -------
STATEMENT OF OPERATIONS
Net service revenue                       $  96,931    $  89,691    $ 102,990    $ 94,719   $57,846
Operating costs and expenses:
    Direct costs                             58,317       62,936       69,279      56,510    34,850
    Selling, general and administrative
       expenses                              36,034       38,823       37,982      25,852    15,209
    Depreciation and amortization             6,155        5,738        5,485       3,916     2,287
    Restructuring charge                         --        6,364        1,650          --        --
    Gain on Sale of Ovation                    (484)          --           --          --        --
    Nashville lease termination                 845           --           --          --
    Write-off of purchase option costs        2,178           --           --          --        --
                                          ---------    ---------    ---------    --------   -------
Income (loss) from operations                (6,114)     (24,170)     (11,406)      8,441     5,500
Other income (expense)                          417          812        1,204         972       665
                                          ---------    ---------    ---------    --------   -------
Income (loss) before income taxes            (5,697)     (23,358)     (10,202)      9,413     6,165
Provision (benefit) for income taxes          1,348       (1,226)      (3,806)      2,988     2,564
                                          ---------    ---------    ---------    --------   -------
Net income (loss)                         $  (7,045)   $ (22,132)   $  (6,396)   $  6,425   $ 3,601
                                          =========    =========    =========    ========   =======

Earnings (loss) per Share:
    Basic                                 $   (0.39)   $   (1.22)   $   (0.35)   $   0.42   $  0.27
    Diluted                               $   (0.39)   $   (1.22)   $   (0.35)   $   0.40   $  0.26
Weighted average common shares
outstanding for computation of
earnings (loss) per Share:
       Basic                                 18,116       18,207       18,156      15,447    13,497
       Diluted                               18,116       18,207       18,156      15,927    13,882

BALANCE SHEET DATA (END OF PERIOD)
Cash, cash equivalents, and held-to-
  maturity securities                     $   7,889    $  10,867    $  28,275    $ 38,134   $17,031
Working capital                              16,311       17,226       44,641      51,925    16,867
Total assets                                116,404      123,096      144,979     157,223    58,626
Long-term debt obligations                      381          265           --          --        --
Stockholders' equity                         85,168       89,556      115,778     125,020    30,951

Note: The financial data presented above for the periods presented are not strictly comparable due to the significant effect of the acquisition of BioResearch on July 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words believes, anticipates, intends, expects and words of similar import. Such statements include statements concerning the Company's ability to obtain new business and to accurately estimate the timing of recognition of revenue in the backlog due to variability in size, scope and duration of projects, regulatory delays, study results which lead to reductions or cancellations of projects, other decisions totally within the control of its clients and its ability to immediately affect the level of operating expenses, as well as statements concerning the Company's business strategy, acquisition strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations. Such statements are subject to various risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Risk Factors section included in Part I, Item 1, and elsewhere in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements are made as of the date of this Annual Report and the Company assumes no obligation to update such statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

OVERVIEW

The Company is a full-service contract research organization (CRO) serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services and offers product registration and pharmacoeconomic services throughout the United States, Canada and Europe. The Company generates substantially all of its revenue from the preclinical and clinical testing of new pharmaceutical and biotechnology products.

The Company's contracts are typically fixed-price contracts that range in duration from a few months to a few years. The contracts usually require a portion of the contract amount to be paid at or near the time the trial is initiated with the remaining contract amount paid in intervals based upon the completion of certain negotiated performance requirements or milestones and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed through the notice of termination and all costs associated with termination of the study. In addition, at times some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract may occur for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial.

Revenue for contracts is recorded in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1 Accounting for Performance of Construction-Type and Certain Product-Type Contracts as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms verbally agreed with the customer. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. Subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor costs are accrued on a straight-line basis over the investigator phase of the contract. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of gross service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and is expected to continue to have, certain clients from which at least 10% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

Backlog consists of anticipated net service revenue from letters of intent and contracts that have not been completed. Once work under a letter of intent or contract commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 1999, backlog was approximately $98.9 million, as compared to approximately $105.1 million at December 31, 1998. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform global clinical trials by opening offices in Australia, Chile, France, and Israel in 1996, Italy and Scotland in 1997, and Poland in 1999. The Company is focused on generating new business while controlling its cost structure.

RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company recorded a $1.6 million restructuring charge for costs to be incurred in reducing its workforce, primarily in Europe. At December 31, 1997, the entire $1.6 million restructuring charge is included in accrued expenses as no termination benefits had been paid. In the year ended December 31, 1998, the Company paid the entire amount of $1.6 million in restructuring costs, primarily in severance costs to 35 employees.

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

                                                                                         BALANCE IN
                                                                           AMOUNT OF      ACCRUED
                                                                        RESTRUCTURING     EXPENSES
                                                                            CHARGE       AT 12/31/99
                                                                            ------       -----------
Write down of assets in connection with closure of Lexington facility       $1,983          $   --
Lease costs associated with consolidation of facilities                      1,976              --
Severance costs                                                              2,132              --
Other                                                                          273              --
                                                                            ------          ------
                                                                            $6,364          $   --
                                                                            ======          ======

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and income (loss) from operations for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Other includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to consolidated financial statements of the Company.

                                1999          1998           1997
                              --------      --------      ---------
Net Revenue:
       U.S. Clinical          $ 30,108      $ 40,366      $  52,273
       Europe Clinical          19,914        11,128         13,777
                              --------      --------      ---------
       Total Clinical           50,022        51,494         66,050
       Canada Preclinical       46,909        38,197         36,940
                              --------      --------      ---------
       Total Company          $ 96,931      $ 89,691      $ 102,990
                              ========      ========      =========

Segment profit (loss):
       U.S. Clinical          $ (8,859)     $ (8,990)     $  (1,773)
       Europe Clinical              12        (9,520)        (7,113)
                              --------      --------      ---------
       Total Clinical           (8,847)      (18,510)        (8,886)
       Canada Preclinical        8,231         5,851          4,156
       Other                    (5,498)      (11,511)        (6,676)
                              --------      --------      ---------
       Total Company          $ (6,114)     $(24,170)     $ (11,406)
                              ========      ========      =========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net loss for the year ended December 31, 1999 was $7.0 million, or $0.39 diluted loss per share, compared to net loss in the same period of 1998 of $22.1 million or $1.22 diluted loss per share. The decrease in the net loss was primarily attributable to significantly improved results from operations in the Company's Europe Clinical and Canada Preclinical segments, as well as lower corporate costs in 1999 compared to 1998. Additionally, in 1998 the Company recorded a $6.4 million restructuring charge (none in 1999). These improvements were partially offset by the 1999 write-off of purchase option costs relating to MPI Research of $2.2 million and Nashville lease termination costs of $0.8 million to relocate the Company's headquarters to North Carolina in May 1999.

The U.S. Clinical segment reported a $10.3 million or 25.4% decline in net revenues in 1999 compared to 1998 due to lower levels of backlog recognized in the revenue stream in 1999. However, segment loss was slightly less in 1999 compared to 1998. Staffing levels of the direct labor workforce were lower during 1999 than in 1998.

The Europe Clinical segment reported an $8.8 million or 79.0% increase in net revenues during 1999 compared to 1998. New business orders were strong and several significant contracts were completed in 1999. Segment profit totaled $12,000 during 1999 compared to segment loss of $9.5 million in 1998. Improved staffing levels and utilization of the direct labor workforce contributed to the turnaround in 1999's results compared to 1998. Additionally, the new management structure and related marketing and sales focus implemented during 1998 in Europe contributed to the 1999 results.

The Canada Preclinical segment reported an $8.7 million or 23% increase in net revenues in 1999 compared to 1998. Segment profit increased $2.4 million or 41% in 1999 when compared to 1998. These increases were primarily due to continuing high demand for specialty studies in the reproduction/infusion areas and an increase in capacity to handle additional work. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of special technology requirements.

Based on average exchange rates computed daily, the Canadian dollar and British pound were minimally weaker in 1999 than in 1998 in relation to the U.S. dollar. These changes did not significantly affect the Company's net revenues and did not affect the Company's reported diluted loss per common share of $0.39.

Net service revenue increased $7.2 million or 8.1% to $96.9 million in 1999 from $89.7 million in 1998. As discussed above, increases in the Europe Clinical and Canada Preclinical segment revenues were partially offset by the decrease in revenues in the U.S. Clinical segment.

Direct costs include compensation and benefits for billable employees as well as other costs directly related to contracts. Direct costs decreased 7.3% to $58.3 million in 1999 from $62.9 million in 1998. Direct costs decreased as a percentage of net service revenue to 60.2% from 70.2% due to improved staffing levels and utilization of the direct labor workforce, primarily in the Europe Clinical and Canada Preclinical segments. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs decreased 7.2% to $36.0 million in 1999 from $38.8 million in 1998 primarily due to the termination of the Company's Nashville lease and relocation of its Corporate office to North Carolina in the second quarter of 1999 and a reduction in bad debt expense. Furthermore, cost control measures in 1999 had the effect of reducing several categories of selling, general and administrative expenses during 1999 compared to 1998. Selling, general and administrative costs decreased as a percentage of net service revenue to 37.2% from 43.3%. The decrease as a percentage of net revenue is primarily attributable to higher levels of net revenue while costs were reduced. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term, while revenue is subject to fluctuation due primarily to variations in the timing of contracts or the progress of clinical trials (both delays and accelerations).

Depreciation and amortization expense increased 7.3% to $6.2 million in 1999 compared to $5.7 million in 1998 as increased depreciation resulting from 1999 and 1998 capital expenditures was partially offset by a decrease in depreciation and amortization for the closing of the Company's Nashville office in May 1999 and the Lexington facility in April 1998.

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into its Research Triangle Park, North Carolina (RTP) facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction and recorded a gain on the sale of $484,000.

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

The Company recorded a charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research, a preclinical facility. The option expires March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. Accordingly, an asset impairment write-down was recognized in 1999. The Company is currently in the late stages of negotiating an agreement that will geographically expand its preclinical facilities and significantly increase its capacity in a manner that better meets its strategic needs.

Interest income, net of interest expense, was $0.4 million in 1999 compared to $0.8 million in 1998 primarily due to lower cash balances available for short-term investments.

The Company's provision for income taxes was $1.3 million for the year ended December 31, 1999. This provision was primarily due to the Company's Canadian operations. Future income taxes associated with the Company's U.S. operations will be offset by available net operating loss carryforwards. Due to the restrictions that accounting standards place on loss carryforwards, the Company has recorded valuation allowances for the deferred tax assets related to the Company's potential tax benefit of such loss carryforwards. For the year ended December 31, 1998, the Company recognized an income tax benefit of $1.2 million. A partial tax benefit was recognized because of the ability to obtain tax refund due and fully realize the income tax benefit on the Company's available U.S. income tax loss carrybacks.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net loss for the year ended December 31, 1998 was $22.1 million, or $1.22 diluted loss per share, compared to net loss in the same period of 1997 of $6.4 million or $0.35 diluted loss per share. The increase in the net loss is primarily attributable to the 1998 restructuring charge of $6.4 million (discussed above); the significant decrease in the Company's effective tax benefit rate (discussed below); and the cancellations of clinical contracts, aggregating approximately $37 million in backlog, which occurred in the fourth quarter of 1996 and first quarter of 1997 along with an insufficient level of new clinical orders.

The Canadian dollar was weaker in 1998 than in 1997 in relation to the U.S. dollar, while the British pound was stronger in relation to the U.S. dollar. Excluding the effect of the changes in the average exchange rates from 1997 to 1998, the Company's diluted loss per share would have been $1.19 as compared to the $1.22 reported.

Net service revenue decreased 12.9% to $89.7 million in 1998 from $103.0 million in 1997. This decrease resulted primarily from a level of new clinical orders which was insufficient to cover prior period cancellations of clinical contracts previously discussed, which resulted in a 22.0% decrease in clinical net revenue. Net revenue from preclinical operations increased 3.4% primarily due to the strength of new orders and backlog existing at the beginning of the year which was partially offset by a weaker Canadian dollar in 1998. Excluding the effect of the foreign currency translation, preclinical revenue increased 10.6% in 1998 as compared to 1997.

Direct costs include compensation and benefits for billable employees as well as other costs directly related to contracts. Direct costs decreased 9.2% to $62.9 million in 1998 from $69.3 million in 1997. Direct costs increased as a percentage of net service revenue to 70.2% from 67.3% due to unbillable resources resulting from the previously discussed clinical project cancellations and an insufficient level of new clinical orders to cover these cancellations. Direct costs as a percentage of net service revenue for the Company's preclinical operations improved to 55.4% as compared to 58.1% in the prior year. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of December 31, 1999, the Company's advance billings were $8.3 million and its accounts receivable of $31.1 million included $17.4 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 111 days at December 31, 1999, compared to 115 days at December 31, 1998. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 82 days at December 31, 1999, compared to 75 days at December 31, 1998.

The Company had cash and cash equivalents of $7.9 million at December 31, 1999 as compared to $10.9 million at December 31, 1998.

During the year ended December 31, 1999, net cash provided by operating activities totaled $1.7 million, primarily due to a decrease in income tax receivables of $2.9 million, and an increase in net payables to investigators of $2.9 million, which were partially offset by a loss before noncash items of $7.0 million and an increase in accounts receivable, net of advance billings of $5.1 million.

Cash used in investing activities of $5.5 million during the year ended December 31, 1999 consisted of capital expenditures of $5.1 million and costs associated with an option to acquire MPI Research, LLC (MPI) of $0.4 million. Capital expenditures have primarily been made for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements.

The Company has a $15.0 million domestic credit facility which has expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and its foreign line of credit (the Credit Facilities) totals approximately $18.5 million. There were no borrowings outstanding under the lines of credit at December 31, 1999. Commitment availability at December 31, 1999 has been reduced by issued letters of credit of approximately $744,000. The lines of credit are collateralized by certain of the Company's assets and amounts outstanding would bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company's Canadian subsidiary has approximately $464,000 of borrowings outstanding from the Canadian government which bears no interest and is repayable in four annual installments beginning in August 2000 and ending in 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. From time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the quarter ending March 31, 2000 and does not expect SAB No.
101 to have a material effect on its financial position or results of operations.

YEAR 2000 ISSUE

The Company was engaged in a major effort to minimize the impact of the Year 2000 date change on its products, services, information systems, laboratories and facilities. All systems were deemed Year 2000 compliant in September 1999. The Company did not experience any Year 2000 problems subsequent to December 31, 1999.

Year 2000 project costs totaled $8.2 million. During the year ended December 31, 1999, the Company spent $2.3 million to purchase hardware and software and used internal resources of $2.3 million (primarily salary costs) on its Year 2000 issues. During the year ended December 31, 1998, the Company spent $2.5 million to purchase hardware and software and used internal resources of $1.1 million (primarily salary costs) on its Year 2000 issues. Work projects were prioritized to largely address Year 2000 readiness. As a result, most of these costs represent costs that would have been incurred in any event. These amounts covered costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultants' fees. Costs for previously contemplated updates and replacements of the Company's internal systems and information systems infrastructure were included when such upgrades or replacements have been accelerated.

FOREIGN CURRENCY

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 69%, 55%, and 49% of the Company's net revenue for the years ended December 31, 1999, 1998, and 1997, respectively, were derived from the Company's operations outside the United States. During 1999, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

The Company's provision for income taxes was $1.3 million for the year ended December 31, 1999. This provision was primarily due to the Company's Canadian operations. Future income taxes associated with the Company's U.S. operations will be offset by available net operating loss carryforwards. Due to the restrictions that accounting standards place on loss carryforwards, the Company has recorded valuation allowances for the deferred tax assets related to the Company's potential tax benefit of such loss carryforwards. For the year ended December 31, 1998, the Company recognized an income tax benefit of $1.2 million. A partial tax benefit was recognized because of the ability to obtain tax refund due and fully realize the income tax benefit on the Company's available U.S. income tax loss carrybacks.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union (the EMU) introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 69%, 55%, and 49% of the Company's net revenue for the years ended December 31, 1999, 1998, and 1997, were derived from the Company's operations outside the United States. During 1999, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

         The information for this item is set forth herein on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 30, 1998, the Company entered into an option agreement (the MPI Option) with MPI Research, LLC (MPI) and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet, who each owned 50% of MPI. Dr. Mitchell is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Parfet was the Company's Director of Business Planning and Analysis until April 1999. Pursuant to the MPI Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI have the right to cancel the MPI Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they give the Company written notice of their intent to cancel the option and the Company does not exercise the option within twenty business days of receipt of such notice.

The Company recorded an asset impairment charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research. The option expires March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. The Company is currently in the late stages of negotiating an agreement that will geographically expand its preclinical facilities and significantly increase its capacity in a manner that better meets its strategic needs.

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

              2. Reference is hereby made to pages F-1 and F-21 of this report for the financial statement schedule required by Regulation S-X.

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

     10.1      -- Executive Compensation Plans and Arrangements (a) Form of
                  Employment Agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.1 (a) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997); (b) Employment Agreement between the
                  Company and Michael F. Ankcorn (incorporated by reference to
                  Exhibit 10.1(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996); (c) Form of Employment
                  Agreement between the Company and its President, Chief
                  Executive Officer and Chairman of the Board (incorporated by reference to Exhibit 10.1(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997); (d) Form of
                  Employment Agreement between the Company and S. Colin Neill
                  (incorporated by reference to Exhibit 10.1 (d) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998); (e) Form of Amendment to Employment
                  Agreement between the Company and Jerry R. Mitchell, M.D.,
                  Ph.D.; (f) Form of Amendment to Employment Agreement between the Company and Paul J. Ottaviano; (g) Form of Amendment to
                  Employment Agreement between the Company and S. Colin Neill

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

     10.16     -- Amendment No. 6 to 1989 Stock Option Plan of ClinTrials
                  Research Inc. (incorporated by reference to Exhibit B to the Company's Proxy Statement for the annual meeting of stockholders held on May 11, 1998 as filed with the SEC on April 10, 1998)

     10.17     -- 1999 Long-Term Incentive Compensation Plan of ClinTrials
                  Research Inc. (incorporated by reference to Exhibit A to the Company's Proxy Statement for the annual meeting of stockholders held on June 22, 1999 as filed with the SEC on May 26, 1999)

     21        -- List of Subsidiaries of the Registrant

     23        -- Consent of Ernst & Young LLP

     27        -- Financial Data Schedule for the year ended December 31,
                  1999 (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CLINTRIALS RESEARCH INC.


By:  /s/ JERRY R. MITCHELL                                  February 25, 2000
     Jerry R. Mitchell, M.D., Ph.D.
     President and Chief Executive Officer, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                               DATE
----                                        -----                               ----
/s/ S. COLIN NEILL                  Senior Vice President and            February 25, 2000
S. Colin Neill                      Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

/s/ EDWARD G. NELSON                Director                             February 25, 2000
Edward G. Nelson

/s/ RICHARD J. ESKIND               Director                             February 25, 2000
Richard J. Eskind

/s/ IRWIN B. ESKIND                 Director                             February 25, 2000
Irwin B. Eskind, M.D.

/s/ ROSCOE R. ROBINSON              Director                             February 25, 2000
Roscoe R. Robinson, M.D.

                            CLINTRIALS RESEARCH INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                        Page
                                                                        ----
Report of Independent Auditors                                           F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998             F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 1998 and 1997                                   F-4

Consolidated Financial Statements of Cash Flows for the Years
      Ended December 31, 1999, 1998 and 1997                             F-5

Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 1999, 1998 and 1997                             F-6

Notes to Consolidated Financial Statements                               F-7

Quarterly Financial Information (Unaudited)                              F-20

Consolidated Financial Statement Schedule
      Schedule II - Valuation and Qualifying Accounts                    F-21

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of ClinTrials Research Inc.

We have audited the accompanying consolidated balance sheets of ClinTrials Research Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClinTrials Research Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 1, 2000, except for Note 4,
as to which the date is February 16, 2000

                            CLINTRIALS RESEARCH INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31
                                                                  -----------
                                                              1999           1998
                                                           ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                                $   7,889      $  10,867
  Accounts receivable, net of allowance for doubtful
     accounts of $1,420 in 1999 and $2,548 in 1998            31,084         30,179
  Advance payments to investigators                               --            492
  Income taxes receivable                                      1,454          3,614
  Other current assets                                         1,757          1,938
                                                           ---------      ---------
Total current assets                                          42,184         47,090

Property, plant and equipment:
  Land, buildings and leasehold improvements                  22,995         20,324
  Equipment                                                   32,725         30,500
  Furniture and fixtures                                       4,946          4,570
                                                           ---------      ---------
                                                              60,666         55,394
  Less accumulated depreciation                               21,161         15,620
                                                           ---------      ---------
                                                              39,505         39,774

Excess of purchase price over net assets acquired             34,304         33,655
Other assets                                                     411          2,577
                                                           ---------      ---------
                                                           $ 116,404      $ 123,096
                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   4,095      $   7,332
  Advance billings                                             8,338         12,562
  Payables to investigators                                    4,683          1,806
  Accrued expenses                                             7,469          7,714
  Income taxes payable                                         1,174            361
  Current maturities of long-term debt                           114             89
                                                           ---------      ---------
Total current liabilities                                     25,873         29,864

Deferred income taxes                                          4,982          3,411
Long-term debt                                                   381            265
Commitments and contingencies                                     --             --

Stockholders' equity:
  Preferred Stock, $.01 par value--1,000,000
    shares authorized; no shares issued or outstanding            --             --
  Common Stock, $.01 par value--50,000,000
    shares authorized; issued and outstanding
    18,402,172 and 18,230,172 shares in 1999 and 1998,
    respectively                                                 184            182
  Additional paid-in capital                                 126,651        127,329
  Accumulated deficit                                        (38,490)       (31,445)
  Accumulated other comprehensive loss                        (3,177)        (6,510)
                                                           ---------      ---------
Total stockholders' equity                                    85,168         89,556
                                                           ---------      ---------
                                                           $ 116,404      $ 123,096
                                                           =========      =========



          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31
                                                               ----------------------
                                                          1999           1998           1997
                                                       ---------      ---------      ---------
Revenue:
      Service revenue                                  $ 113,892      $ 109,254      $ 125,687
      Less subcontractor costs                            16,961         19,563         22,697
                                                       ---------      ---------      ---------
Net service revenue                                       96,931         89,691        102,990

Operating costs and expenses:
      Direct costs                                        58,317         62,936         69,279
      Selling, general and administrative expenses        36,034         38,823         37,982
      Depreciation and amortization                        6,155          5,738          5,485
      Restructuring charge                                    --          6,364          1,650
      Gain on sale of Ovation                               (484)            --             --
      Nashville lease termination costs                      845             --             --
      Write-off of purchase option costs                   2,178             --             --
                                                       ---------      ---------      ---------
Income (loss) from operations                             (6,114)       (24,170)       (11,406)
Other income (expense):
      Interest income                                        442            841          1,232
      Interest expense                                       (25)           (29)           (28)
                                                       ---------      ---------      ---------
Income (loss) before income taxes                         (5,697)       (23,358)       (10,202)
Provision (benefit) for income taxes                       1,348         (1,226)        (3,806)
                                                       ---------      ---------      ---------
Net income (loss)                                      $  (7,045)     $ (22,132)     $  (6,396)
                                                       =========      =========      =========

Earnings (loss) per share:
      Basic                                            $   (0.39)     $   (1.22)     $   (0.35)
      Diluted                                          $   (0.39)     $   (1.22)     $   (0.35)
Number of shares and common stock equivalents
      used in computing earnings (loss)
      per share:
      Basic                                               18,116         18,207         18,156
      Diluted                                             18,116         18,207         18,156

          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                              1999          1998          1997
                                                            --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $ (7,045)     $(22,132)     $ (6,396)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
 Depreciation and amortization of property,
      plant and equipment                                      5,891         5,333         4,999
 Amortization of other assets                                  1,242         1,277         1,326
 Provision for doubtful accounts                                 146         2,159           351
 Deferred income taxes                                         1,571         2,820           (58)
 Gain on sale of Ovation                                        (484)           --            --
 Write-off of purchase option costs                            2,178            --            --
 Loss on disposal/write-down of fixed assets                     204           142           322
 Write down of assets associated with closing
       of Lexington facility                                      --         1,983            --
 Other                                                             2            29             7
 Changes in operating assets and liabilities:
         Accounts receivable                                    (746)          672           832
         Advance billings                                     (4,338)        2,325        (4,329)
         Payables to investigators                             2,877           528           (58)
         Accounts  payable and accrued expenses               (3,587)          893         3,470
         Advance payments to investigators                       492           447          (390)
         Income taxes                                          2,869          (269)       (2,724)
         Other assets and liabilities                            393           403           141
                                                            --------      --------      --------
  Net cash provided by (used in) operating
    activities                                                 1,665        (3,390)       (2,507)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and
      equipment, net                                          (5,071)      (12,227)       (6,962)
    Costs associated with option to acquire MPI                 (456)       (1,722)           --
                                                            --------      --------      --------
  Net cash used in investing activities                       (5,527)      (13,949)       (6,962)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term borrowings                           118           382            --
    Proceeds from exercise of common stock options               167           140           381
                                                            --------      --------      --------
  Net cash provided by financing activities                      285           522           381
Effect of foreign currency exchange rate changes
  on cash                                                        599          (591)         (771)
                                                            --------      --------      --------
Decrease in cash and cash equivalents                         (2,978)      (17,408)       (9,859)
Cash and cash equivalents at beginning of year                10,867        28,275        38,134
                                                            --------      --------      --------
Cash and cash equivalents at end of year                    $  7,889      $ 10,867      $ 28,275
                                                            ========      ========      ========
Supplemental cash flow information:
  Interest paid                                             $     23      $     38      $     16
                                                            ========      ========      ========
  Income tax receipts                                       $ (2,956)     $ (2,601)     $ (1,024)
                                                            ========      ========      ========
  Equipment purchased included in accounts payable          $    616      $  1,518      $    611
                                                            ========      ========      ========


          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                             Accumulated
                                                             Common Stock        Additional                     Other
                                                             ------------          Paid-In     Accumulated   Comprehensive
                                            Total          Shares      Amount      Capital       Deficit     Income (Loss)
                                          ---------      ----------    ------     ---------      --------    -------------
Balance at January 1, 1997                $ 125,020      18,114,258     $ 181     $ 126,773      $ (2,917)     $   983
  Exercises of stock options                    381          67,507         1           380
  Comprehensive income (loss):
         Foreign currency translation
         adjustments                         (3,234)                                                            (3,234)
      Net loss                               (6,396)                                               (6,396)
                                          ---------
  Comprehensive income (loss)                (9,630)
                                          ---------
  Other                                           7                                       7
                                          ---------      ----------     -----     ---------      --------      -------
Balance at December 31, 1997                115,778      18,181,765       182       127,160        (9,313)      (2,251)
  Exercises of stock options                    140          48,407        --           140
  Comprehensive income (loss):
      Foreign currency translation
         adjustments                         (4,259)                                                            (4,259)
      Net loss                              (22,132)                                              (22,132)
                                          ---------
  Comprehensive income (loss)               (26,391)
                                          ---------
  Other                                          29                                      29
                                          ---------      ----------     -----     ---------      --------      -------
Balance at December 31, 1998                 89,556      18,230,172       182       127,329       (31,445)      (6,510)
  Sale of Ovation                              (838)       (213,000)       (2)         (836)
  Exercises of stock options                    167         385,000         4           163
  Comprehensive income (loss):
      Foreign currency translation
         adjustments                          3,333                                                              3,333
      Net loss                               (7,045)                                               (7,045)
                                          ---------
  Comprehensive income (loss)                (3,712)
                                          ---------
  Other                                          (5)                                     (5)
                                          ---------      ----------     -----     ---------      --------      -------
Balance at December 31, 1999              $  85,168      18,402,172     $ 184     $ 126,651      $(38,490)     $(3,177)
                                          =========      ==========     =====     =========      ========      =======


          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997)

1.      ORGANIZATION

ClinTrials Research Inc. (the Company) is a full service contract research organization serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides data management and biostatistical services, and offers product registration and pharmacoeconomic services throughout the United States, Canada and Europe.

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

FOREIGN CURRENCIES

Assets and liabilities of the Company's subsidiaries located outside of the United States that operate in a local currency environment are translated to United States dollars at year-end foreign currency exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate component of stockholders' equity entitled accumulated other comprehensive loss. Transaction gains and losses are included in the determination of net income.

CASH, CASH EQUIVALENTS AND HELD-TO-MATURITY SECURITIES

For the purpose of the statement of cash flows, cash and cash equivalents include demand deposits and money market accounts held with a financial institution. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

Many of the Company's contracts are fixed-price contracts over one year in duration. Revenue for such contracts is recorded in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms orally agreed with the customer. The Company also has contracts ranging in duration from 28 days to one year. Revenue is recognized on these contracts in accordance with contract terms as services are provided. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period.

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

INCOME TAXES

Income taxes are accounted for under the liability method in accordance with Financial Accounting Standards Board (the FASB) Statement of Financial Accounting Standards(SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets, net of valuation allowance, and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of the purchase price over net assets acquired is being amortized over periods of 20 to 40 years using the straight-line method. The carrying value of the excess of purchase price over net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the excess of purchase price over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess of purchase price over net assets acquired is reduced by the estimated shortfall of cash flows on a discounted basis. Accumulated amortization of the excess of purchase price over fair value of assets acquired was approximately $6,323,000, and $4,929,000 at December 31, 1999 and 1998,
respectively.

FOREIGN CURRENCY HEDGING

Foreign exchange forward contracts are legal agreements between two parties to purchase and sell foreign currency for a specified price, with delivery and settlement in the future. From time to time the Company uses foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company recognizes changes in value in income only when contracts are settled. At December 31, 1998, the Company's Canadian subsidiary had outstanding contracts to sell $800,000 United States dollars per month through May 1999 at an average exchange rate of 1.44 Canadian dollars per United States dollar. No contracts have been entered into since May 1999.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with FASB SFAS No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 requires presentation of both Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted
EPS). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while Diluted EPS also includes the dilutive effect of common stock equivalents. Diluted loss per share for the years ended December 31, 1999, 1998 and 1997 does not include common stock equivalents (stock options) of 390,000, 430,000 and 391,000, respectively, as their effect would be anti-dilutive. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol CCRO.

COMPREHENSIVE INCOME (LOSS)

The Company adopted FASB SFAS No. 130, Reporting Comprehensive Income (SFAS No.
130) on January 1, 1998. SFAS No. 130 established new rules for reporting and displaying comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires the Company to include foreign currency translation adjustments, which were previously reported by the Company as a separate component of stockholders' equity, in other comprehensive income or loss. Accumulated other comprehensive income (loss) consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130. Prior period amounts have been reclassified to conform to the requirements of SFAS No. 130.

STOCK-BASED COMPENSATION

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation," for disclosure only.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company plans to adopt SFAS No. 133 effective January 1, 2001. The Company's Canadian subsidiary enters into foreign exchange forward contracts to hedge its United States dollar denominated contracts in backlog. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or the results of operations of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the quarter ending March 31, 2000 and does not expect SAB No. 101 to have a material effect on its financial position or results of operations.

3.     ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

                                             1999          1998
                                           --------      --------
Trade:
       Billed                              $ 17,449      $ 19,412
       Unbilled                              14,489        12,609
       Allowance for doubtful accounts       (1,420)       (2,548)
                                           --------      --------
                                             30,518        29,473
Other                                           566           706
                                           --------      --------
                                           $ 31,084      $ 30,179
                                           ========      ========

4.     CREDIT FACILITIES AND DEBT

On February 16, 2000, the Company received approval from its bank to extend its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.5 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On December 31, 1999 and 1998, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at December 31, 1999 has been reduced by issued letters of credit of approximately $744,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $464,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

5.     OPERATING LEASES

The Company leases office space and office equipment under various operating leases. Minimum rental commitments payable in future years under operating leases having an initial or remaining noncancelable terms of one year or more at December 31 are as follows (in thousands):

         2000                                  $ 5,513
         2001                                    5,073
         2002                                    4,658
         2003                                    4,003
         2004                                    3,875
         Thereafter                             34,504
                                               -------
         Total minimum rentals                  57,626
         Less minimum rentals due under
           noncancellable subleases                386
                                               -------
                                               $57,240
                                               =======

Rent expense is comprised of the following for the years ended December 31 (in thousands):

                                    1999       1998       1997
                                   ------     ------     ------
         Minimum rentals           $5,796     $6,765     $5,611
         Less sublease rentals        314        410         27
                                   ------     ------     ------
                                   $5,482     $6,355     $5,584
                                   ======     ======     ======

6.     INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):


                                                               1999          1998
                                                             --------      --------
      Deferred tax assets:
         Advance billings and receivables                    $  3,994      $  3,340
         Accrued expenses                                         682           402
         Research and development credit carryforward           1,343         1,669
         Undeducted research and development expenditures       2,008         1,179
         Federal and state net operating losses                12,495         8,678
         Other                                                    193           227
                                                             --------      --------
      Total deferred tax assets                                20,715        15,495
      Valuation allowance for deferred tax assets             (17,452)      (11,624)
                                                             --------      --------
      Net deferred tax assets                                   3,263         3,871
      Deferred tax liabilities:
         Depreciation and amortization                         (7,834)       (6,871)
                                                             --------      --------
      Net deferred tax liabilities                           $ (4,571)     $ (3,000)
                                                             ========      ========

The balance sheet classification of the net deferred tax assets (liabilities) is as follows at December 31 (in thousands):

                                                       1999          1998
                                                     --------      --------
Current deferred tax assets                          $  6,212      $  5,638
Net noncurrent deferred tax assets (liabilities)        6,669         2,986
                                                     --------      --------
                                                       12,881         8,624
Valuation allowance for deferred tax assets           (17,452)      (11,624)
                                                     --------      --------
Net deferred tax liabilities                         $ (4,571)     $ (3,000)
                                                     ========      ========

For financial reporting purposes, income (loss) before income taxes for the years ended December 31 includes the following components (in thousands):

                                             1999          1998          1997
                                           --------      --------      --------
      Income (loss) before income taxes:
         United States                     $(14,181)     $(20,308)     $ (7,745)
         Foreign                              8,484        (3,050)       (2,457)
                                           --------      --------      --------
                                           $ (5,697)     $(23,358)     $(10,202)
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

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $16.6 million at December 31, 1999. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested. Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                           1999         1998         1997
                                         -------      -------      -------
Current:
      Foreign                            $  (223)     $  (269)     $(1,261)
      Federal                                 --       (3,777)      (2,517)
      State and local                         --           --           30

Deferred:
      Foreign                              1,571          819           --
      Federal                                 --        1,468          253
      State                                   --          533         (311)
                                         -------      -------      -------
Provision (benefit) for income taxes     $ 1,348      $(1,226)     $(3,806)
                                         =======      =======      =======

The Company's consolidated effective tax rate differed from the federal statutory rate for the years ended December 31 as set forth below (in thousands):

                                             1999         1998         1997
                                            -------      -------      -------
Federal statutory rate                      $(1,937)     $(7,942)     $(3,469)
State and local income taxes
   net of federal benefit                      (228)         352         (185)
Research and development
   tax credits                                 (991)      (2,703)      (2,532)
Amortization of excess of
   purchase price over net assets
   acquired and other intangible
   assets                                       137          484          242
Difference between foreign income taxed
   at U.S. Federal Statutory rates
   and foreign income tax expense              (196)        (351)       2,279
Tax-exempt investment income                     --           --         (156)
Increase in federal valuation allowance       5,828        9,611           --
Stock option exercise                          (601)          --           --
Other                                          (664)        (677)          15
                                            -------      -------      -------
                                            $ 1,348      $(1,226)     $(3,806)
                                            =======      =======      =======

A valuation allowance has been established for the amount of United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards. At December 31, 1999, the Company had approximately $31 million of federal net operating loss carryforwards which begin to expire in 2018.

7.       STOCK OPTION PLANS AND WARRANTS

1999 Long-Term Incentive Compensation Plan

In April 1999, the Board of Directors approved adoption of the Company's 1999 Long-Term Incentive Compensation Plan (1999 Plan). The 1999 Plan was approved by the Company's stockholders on June 22, 1999 to replace the Company's 1989 Stock Option Plan. The 1989 Stock Option Plan expired in December 1999 and could not be extended due to restrictions imposed by the Internal Revenue Code of 1986, as amended, (the Code).

The purpose of the 1999 Plan is to provide an opportunity for certain persons performing services to the Company, including officers, key employees and directors of the Company and its subsidiaries to acquire shares of Common Stock, and be rewarded for achieving certain performance goals. Through the 1999 Plan, the Company seeks to continue to attract and retain qualified personnel, and to further align the interests of its key personnel with the success of the Company and its stockholders.

The 1999 Plan provides for the grant of stock options which may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, stock appreciation rights, restricted stock, performance shares or performance units.

The number of shares which may be issued under the 1999 Plan total 1,500,000 in the aggregate. Options under the 1999 Plan expire ten years from the date of grant and vest at dates ranging from the issuance date to four years. As of December 31, 1999 the Company has not granted any options under the 1999 Plan.

1989 Stock Option Plan

The Company's 1989 Stock Option Plan, as amended, provided for the grant of options to purchase shares of Common Stock to directors, officers and other key persons. On May 11, 1998, the stockholders approved an amendment to the 1989 Stock Option Plan to increase the options available to 2,625,000. The 1989 Stock Option Plan expired in December 1999 and could not be extended due to restrictions imposed by the Code.

Information with respect to the 1989 Stock Option Plan is as follows:

                                                                                             WEIGHTED-
                                                                                             AVERAGE
                                                                                         EXERCISE PRICE
                                                                                         --------------
                                      1999            1998            1997         1999       1998       1997
                                   ----------      ----------      ----------    --------   --------   --------
Options outstanding at January 1    1,589,196       1,336,579       1,133,290    $  4.29    $  5.86    $  9.90
     Granted                          943,150         906,975         826,377    $  5.13    $  4.55    $  8.36
     Exercised                       (385,000)        (48,407)        (67,507)   $  0.44    $  3.01    $  5.87
     Cancelled                       (400,695)       (605,951)       (555,581)   $  4.43    $  6.29    $ 17.83
                                    ---------       ---------       ---------
Outstanding at December 31          1,746,651       1,589,196       1,336,579    $  4.87    $  4.29    $  5.86
                                    =========       =========       =========
Option price range at
     December 31                $2.75 to $12.92   $.35 to $12.92  $.35 to $12.92
Options exercisable
     at December 31                   503,533         613,900         634,214    $  5.96    $  3.27    $  3.04

There were no shares available for grant at December 31, 1999 since the plan expired as discussed above. At December 31, 1998 and 1997 there were 588,067 and 289,091 shares, respectively, available for grant. The weighted-average fair value of options granted during 1999 and 1998 was $3.31 and $2.04, respectively. The weighted-average remaining contractual life of all options outstanding at December 31, 1999 is 5.1 years.

On February 6, 1998, the Company's board of directors approved the adoption of the Company's 1998 Non Qualified Stock Option Plan for Directors (the 1998 Director Option Plan). The 1998 Director Option Plan was approved by the Company's shareholders on May 11, 1998. The 1998 Director Option Plan is a formula plan under which options to acquire 10,000 shares of the Company's common stock are to be initially granted to each director of the Company who is not an employee and does not beneficially own more than 2.5% of the Company's outstanding stock upon the date of initial election to the board of directors. Directors are automatically eligible to receive annual grants of options to acquire 1,000 shares of the Company's common stock.

Information with respect to the 1998 Director Option Plan is as follows:

                                                                              WEIGHTED-
                                                                               AVERAGE
                                                                           EXERCISE PRICE
                                                                           --------------
                                          1999             1998          1999           1998
                                         -------          ------       --------       --------
Options outstanding at January 1          18,000               0       $   2.95       $   0.00
     Granted                               7,000          18,000       $   5.38       $   2.95
     Exercised                                 0               0       $   0.00       $   0.00
     Cancelled                            (6,000)              0       $   2.95       $   0.00
                                          ------          ------
Outstanding at December 31                19,000          18,000       $   3.84       $   2.95
                                          ======          ======
Option price range at
     December 31                      $2.81 to $5.88  $2.81 to $3.63

Options exercisable at December 31        19,000          18,000       $      3.84    $      2.95


On April 18, 1997, the Company repriced options to purchase 403,000 shares with exercise prices between $12.67 and $28.50 with options to purchase 362,595 shares at an exercise price of $8.38 (which exceeded the closing market price on April 18, 1997 of $7.63). This repricing excluded options held by the Company's top two executives (its President/Chief Executive Officer and Executive Vice President - Worldwide Operations). Additionally, on September 4, 1998, the Company repriced 250,000 stock options held by Jerry R. Mitchell, M.D., Ph.D., the Company's President, Chief Executive Officer and Chairman of the Board at an exercise price of $3.25 which were originally granted at an exercise price of $7.00 on February 1, 1998.

On January 30, 1998, the Company granted four separate warrants to purchase 75,000 shares (300,000 shares in the aggregate) of common stock of the Company to both Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet at exercise prices of $7.00, $9.00, $11.00 and $13.00 per share. Each 75,000 share warrant vests ratably over a period of four years. Each warrant expires on January 30, 2004. On September 4, 1998, the Company repriced all 600,000 warrants at an exercise price of $3.25. In April 1999, the company cancelled three of the four warrants issued to Mr. Parfet totaling 225,000 shares in the aggregate.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively; risk-free interest rates of 5.43%, 5.10%, and 6.10%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .74, .72 and .59; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the years ended December 31 (in thousands, except for earnings (loss) per share information):

                                                        1999          1998         1997
                                                       -------      --------      -------
         Net income (loss)                             $(7,045)     $(22,132)     $(6,396)
         Pro forma compensation expense from stock
            options, net of taxes                        1,903         2,057        1,561
                                                       -------      --------      -------
         Pro forma net income (loss)                   $(8,948)     $(24,189)     $(7,957)
                                                       =======      ========      =======
         Pro forma earnings (loss) per share:
            Basic EPS                                  $ (0.49)     $  (1.33)     $ (0.44)
            Diluted EPS                                $ (0.49)     $  (1.33)     $ (0.44)

8.     EMPLOYEE BENEFITS

The Company provides defined contribution plans for substantially all of its employees. Participation is generally subject to the employee's age and length of employment with the Company. The Company's contributions to the plans are generally based on employee contributions and may also include additional discretionary contributions.

The Company's expense for its contributions to the plans was approximately $1,507,000 and $1,639,000 and $1,976,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

9.     SEGMENT REPORTING

The Company is a full-service contract research organization (CRO) serving the pharmaceutical, biotechnology and medical device industries. These research services comprise two reportable operating segments - Clinical and Preclinical. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacoeconomic services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company's European operations are headquartered in Maidenhead, U.K. with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries are immaterial and therefore European operations as a whole are disclosed below. Preclinical services are comprised of designing and conducting trials of new pharmaceutical and biotechnology products based primarily upon animal models to produce data required to assess and evaluate efficacy in and potential risks to humans. Preclinical services are performed in Montreal, Quebec, Canada. Activity which is not included in the Clinical or Preclinical segments is shown as Other which includes operations not directly related to the business segments, corporate expenses and restructuring charges.

Financial data by segment for 1999, 1998, and 1997 are as follows:

                                           U.S.       EUROPE       TOTAL     CANADA
                                         CLINICAL    CLINICAL    CLINICAL  PRECLINICAL   OTHER        TOTALS
                                         --------    --------    --------  -----------   -------     ---------
Year Ended December 31, 1999
----------------------------
  Net revenues from external customers   $ 30,108    $ 19,914    $ 50,022    $46,909     $     --    $  96,931
  Depreciation and amortization             2,928       1,014       3,942      2,183           30        6,155
  Segment profit (loss)                    (8,859)         12      (8,847)     8,231       (5,498)      (6,114)
  Segment assets                           18,024      15,374      33,398     78,195        4,811      116,404
  Long-lived assets                        12,289       2,910      15,199     58,610           --       73,809
  Expenditures for long-lived assets          854         690       1,544      3,527          456        5,527

Year Ended December 31, 1998
----------------------------
  Net revenues from external customers   $ 40,366    $ 11,128    $ 51,494    $38,197     $     --    $  89,691
  Depreciation and amortization             2,824       1,136       3,960      1,748           30        5,738
  Segment profit (loss)                    (8,990)     (9,520)    (18,510)     5,851      (11,511)     (24,170)
  Segment assets                           33,148      10,018      43,166     70,419        9,511      123,096
  Long-lived assets                        14,663       3,522      18,185     55,688        1,722       75,595
  Expenditures for long-lived assets        5,487         972       6,459      5,768        1,722       13,949

Year Ended December 31, 1997
----------------------------
  Net revenues from external customers   $ 52,273    $ 13,777    $ 66,050    $36,940     $     --    $ 102,990
  Depreciation and amortization             2,938         867       3,805      1,651           29        5,485
  Segment profit (loss)                    (1,773)     (7,113)     (8,886)     4,156       (6,676)     (11,406)
  Segment assets                           37,971      11,379      49,350     76,711       18,918      144,979
  Long-lived assets                        14,137       3,695      17,832     55,999           --       73,831
  Expenditures for long-lived assets        2,822       1,684       4,506      2,456           --        6,962

In 1999 Segment profit (loss) for Other includes a write-off of purchase option costs of $2.2 million, Nashville lease termination costs of $845,000, and a gain on the sale of Ovation of $484,000. Segment profit (loss) for Other includes a restructuring charge of $6.4 million in 1998 and $1.6 million in 1997.

Net revenue generated under multiple contracts by clients who accounted for more than 10% of the Company's consolidated net revenue for the years ended December 31 are as follows (in thousands):

                                    1999    1998    1997
                                    ----    ----    ----
          Client A
              U.S. Clinical           8%     16%      6%
              Europe Clinical        13%      9%      5%
              Total Clinical         21%     25%     11%
              Canada Preclinical      4%      2%      3%
              Total Company          12%     15%      8%

         Client B
              U.S. Clinical           --      1%     15%
              Europe Clinical         --      1%      3%
              Total Clinical          --      2%     18%
              Canada Preclinical      6%      7%      5%
              Total Company           3%      4%     13%

10.    CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $557,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

11.    OPTION TO AQUIRE MPI

On January 30, 1998, the Company entered into an option agreement (the MPI Option) with MPI Research, LLC (MPI) and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet, who each owned 50% of MPI. Dr. Mitchell is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Parfet was the Company's Director of Business Planning and Analysis until April 1999. Pursuant to the MPI Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI have the right to cancel the Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they give the Company written notice of their intent to cancel the option and the Company does not exercise the option within twenty business days of receipt of such notice.

The Company recorded an asset impairment charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research. The Company is currently in the late stages of negotiating an agreement that will geographically expand its preclinical facilities and significantly increase its capacity in a manner that better meets its strategic needs. The option expires March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised.

12.    SALE OF OVATION

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into its Research Triangle Park, North Carolina (RTP) facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of the Company's stock in the sales transaction and recorded a gain on the sale of $484,000.

13.    NASHVILLE LEASE TERMINATION COSTS

The Company entered into an agreement to terminate the lease of its Nashville office and accrued $845,000 in the first quarter of 1999 for costs related to the termination of this lease. The termination of this lease relieved the Company of approximately $11.0 million of future minimum lease payments. The Company relocated its Corporate office to Research Triangle Park, North Carolina in the second quarter of 1999.

14.      RESTRUCTURING CHARGES

In the fourth quarter of 1997, the Company determined that its current revenue levels would not support its general and administrative cost structure. As a result, the Company accrued $1.6 million at December 31, 1997, for restructuring costs to be incurred in 1998 in reducing its administrative workforce, primarily in Europe. In the year ended December 31, 1998, the Company paid the entire amount of $1.6 million in restructuring costs, primarily in severance costs to 35 employees.

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

                                                                              BALANCE IN
                                                              AMOUNT OF         ACCRUED
                                                            RESTRUCTURING       EXPENSES
                                                                CHARGE        AT 12/31/99
                                                                ------        -----------
         Write down of assets in connection with closure of
             Lexington facility                                 $1,983          $   --
         Lease costs associated with consolidation of
             facilities                                          1,976              --
         Severance costs                                         2,132              --
         Other                                                     273              --
                                                                ------          ------
                                                                $6,364          $   --
                                                                ======          ======

                            CLINTRIALS RESEARCH INC.
                        QUARTERLY FINANCIAL INFORMATION
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

             1999                           FIRST      SECOND       THIRD     FOURTH(1)
             ----                         --------    --------    --------    --------
Net revenue                               $ 23,703    $ 25,214    $ 23,717    $ 24,297
Income (loss) before income taxes         $ (2,702)   $    271    $   (403)   $ (2,863)
Net income (loss)                         $ (2,941)   $    153    $   (959)   $ (3,298)
Income (loss) per share:
  Basic                                   $   (.16)   $    .01    $   (.05)   $  (0.18)
  Diluted                                 $   (.16)   $    .01    $   (.05)   $  (0.18)
Number of shares and dilutive
  common stock equivalents used
  in computing income (loss) per share:
  Basic                                     18,024      18,017      18,120      18,300
  Diluted                                   18,024      18,678      18,120      18,300
Market prices of common stock:
  High                                    $   6.63    $   6.31    $   6.88    $   5.38
  Low                                     $   3.41    $   3.75    $   4.75    $   3.00



             1998                           FIRST     SECOND(2)    THIRD      FOURTH
             ----                         --------    --------    --------    --------
Net revenue                               $ 23,648    $ 22,888    $ 21,001    $ 22,154
Loss before income taxes                  $ (3,633)   $(10,549)   $ (4,135)   $ (5,041)
Net loss                                  $ (2,240)   $(10,476)   $ (4,253)   $ (5,163)
Loss per share:
  Basic                                   $  (0.12)   $  (0.58)   $  (0.23)   $  (0.28)
  Diluted                                 $  (0.12)   $  (0.58)   $  (0.23)   $  (0.28)
Number of shares and dilutive
  common stock equivalents used
  in computing loss per share:
  Basic                                     18,185      18,195      18,219      18,230
  Diluted                                   18,185      18,195      18,219      18,230
Market prices of common stock:
  High                                    $   8.50    $   7.25    $   6.50    $   4.75
  Low                                     $   6.25    $   4.03    $   2.94    $   2.34

         Notes: (1) The fourth quarter of 1999 includes a $2,178 charge to write-off the purchase option costs relating to MPI Research.

                  (2) The second quarter of 1998 includes a $6,364 restructuring charge in connection with the closing of the Company's Lexington facility, involuntary termination costs and costs associated with leases.

CLINTRIALS RESEARCH INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FYE 12/31/99
(IN THOUSANDS)

                COL. A                COL. B             COL. C          COL. D          COL. E
                ------                ------             ------          ------          ------
                                                        ADDITIONS
                                                        ---------
                                      BALANCE                 CHARGED
                                        AT        CHARGED       TO                      BALANCE
                                     BEGINNING      TO         OTHER                       AT
                                        OF         COST      ACCOUNTS-   DEDUCTIONS-     END OF
         DESCRIPTION                  PERIOD     & EXPENSE   DESCRIBE     DESCRIBE       PERIOD
         -----------                  ------     ---------   --------     --------       ------
Year Ended December 31, 1999:
Deducted from asset accounts
Allowance for Doubtful Accounts       $2,548       $  146       $0         $1,274(A)     $1,420
                                      ------       ------       --         ------        ------
Total                                 $2,548       $  146       $0         $1,274        $1,420
                                      ======       ======       ==         ======        ======
Year Ended December 31, 1998:
Deducted from asset accounts
Allowance for Doubtful Accounts       $  883       $2,159       $0         $  494(A)     $2,548
                                      ------       ------       --         ------        ------
Total                                 $  883       $2,159       $0         $  494        $2,548
                                      ======       ======       ==         ======        ======
Year Ended December 31, 1997:
Deducted from asset accounts
Allowance for Doubtful Accounts       $  744       $  351       $0         $  212(A)     $  883
                                      ------       ------       --         ------        ------
Total                                 $  744       $  351       $0         $  212        $  883
                                      ======       ======       ==         ======        ======


 (A) -   Uncollectible accounts written off