Form 10-Q
period 2000-03-31
CLINTRIALS RESEARCH INC
filed 2000-05-04
CIK 870978

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

As of April 21, 2000, there were 18,402,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION
     Item 1.   Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets                           3
                 Condensed Consolidated Statements of Operations                 4
                 Condensed Consolidated Statements of Cash Flows                 5
                 Notes to Condensed Consolidated Financial Statements            6
     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      10
     Item 3.   Quantitative and Qualitative Disclosures about Market Risk       16

PART II. OTHER INFORMATION
     Item 6.   Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                      19

EXHIBIT 27                                                                      20

                            CLINTRIALS RESEARCH INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                                ---------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $   7,641       $   7,889
  Accounts receivable, net of allowance for doubtful
      accounts of $1,473 in 2000 and $1,420 in 1999                30,148          31,084
  Income taxes receivable                                           2,037           1,454
  Other current assets                                              3,896           1,757
                                                                ---------       ---------
Total current assets                                               43,722          42,184

Property, plant and equipment:
  Land, buildings and leasehold improvements                       23,006          22,995
  Equipment                                                        33,187          32,725
  Furniture and fixtures                                            4,941           4,946
                                                                ---------       ---------
                                                                   61,134          60,666
  Less accumulated depreciation                                    22,464          21,161
                                                                ---------       ---------
                                                                   38,670          39,505

Excess of purchase price over net assets acquired                  33,906          34,304
Other assets                                                          411             411
                                                                ---------       ---------
                                                                $ 116,709       $ 116,404
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   3,968       $   4,095
  Advance billings/unearned income                                  9,512           8,338
  Payables to investigators                                         5,530           4,683
  Accrued expenses                                                  8,068           7,469
  Income taxes payable                                              1,552           1,174
  Current maturities of long-term debt                                116             114
                                                                ---------       ---------
Total current liabilities                                          28,746          25,873

Deferred income taxes                                               5,192           4,982
Long-term debt                                                        372             381
Commitments and contingencies                                          --              --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      Authorized; no shares issued or outstanding                      --              --
  Common Stock, $.01 par value - 50,000,000 shares
      Authorized; issued and outstanding 18,402,172 shares            184             184
  Additional paid-in capital                                      126,651         126,651
  Accumulated deficit                                             (40,931)        (38,490)
  Accumulated other comprehensive loss                             (3,505)         (3,177)
                                                                ---------       ---------
Total stockholders' equity                                         82,399          85,168
                                                                ---------       ---------
                                                                $ 116,709       $ 116,404
                                                                =========       =========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                          2000            1999
                                                          -----           ----
Revenue:
    Service revenue                                      $ 28,112       $ 28,077
    Less: Subcontractor costs                               4,338          4,374
                                                         --------       --------
Net service revenue                                        23,774         23,703

Costs and expenses:
    Direct costs                                           16,130         15,075
    Selling, general and administrative costs               8,181          9,470
    Depreciation and amortization                           1,575          1,603
    Interest income, net                                     (106)          (104)
    Gain on sale of Ovation                                    --           (484)
    Nashville lease termination costs                          --            845
                                                         --------       --------
Income (loss) before income taxes                          (2,006)        (2,702)
Provision for income taxes                                    435            239
                                                         --------       --------
Net loss                                                 $ (2,441)      $ (2,941)
                                                         ========       ========
Loss per share:
  Basic                                                  $  (0.13)      $  (0.16)
  Diluted                                                $  (0.13)      $  (0.16)
Number of shares and common stock equivalents
used in computing loss per share:
  Basic                                                    18,402         18,024
  Diluted                                                  18,402         18,024



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                            2000          1999
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(2,441)      $ (2,941)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                          1,873          1,896
     Gain on sale of Ovation                                   --           (484)
     Changes in operating assets and liabilities            1,258          3,155
                                                          -------       --------
Net cash provided by operating activities                     690          1,626

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net           (747)        (1,267)
   Costs associated with option to acquire MPI                 --           (146)
                                                          -------       --------
Net cash used in investing activities                        (747)        (1,413)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds received on long-term debt borrowings              --             85
                                                          -------       --------
Net cash provided by financing activities                      --             85
Effect of exchange rate changes on cash                      (191)          (176)
                                                          -------       --------
Net (decrease) increase in cash and cash equivalents         (248)           122
Cash and cash equivalents at beginning of period            7,889         10,867
                                                          -------       --------
Cash and cash equivalents at end of period                $ 7,641       $ 10,989
                                                          =======       ========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1999.

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

Diluted loss per share for the three months ended March 31, 2000 and 1999 does not include the dilutive effect of common stock equivalents (stock options and warrants) of 99,000 and 781,000, respectively, as their effect would be anti-dilutive.

The Company's stock is currently traded in the NASDAQ Stock Market and sale information is included on the NASDAQ National Market Issues System under the symbol "CCRO".

3.     COMPREHENSIVE INCOME (LOSS)

FASB SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes rules for reporting and displaying comprehensive income and its components. Accumulated other comprehensive loss for the Company consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130.

The components of comprehensive loss, net of related tax, are as follows (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                2000             1999
                                                                ----             ----
         Net loss                                              $(2,441)         $(2,941)
         Foreign currency translation adjustments                 (328)             466
                                                               -------          -------
         Comprehensive loss                                    $(2,769)         $(2,475)
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

Financial data by segment is summarized below (in thousands). Segment assets have not materially changed since December 31, 1999.

                                                           Three Months Ended March 31, 2000 and 1999

                                             Americas      Europe       Total         Canada
                                             Clinical     Clinical     Clinical    Preclinical       Other      Totals
                                             --------     --------     --------    -----------       -----      ------
March 31, 2000
--------------
Net revenues from external customers          $ 5,864     $ 5,429       $11,293       $12,481       $  -0-      $23,774
Segment profit (loss)                          (2,588)     (1,106)       (3,694)        2,461         (879)      (2,112)

March 31, 1999
--------------
Net revenues from external customers          $ 8,659     $ 4,188       $12,847       $10,856       $  -0-      $23,703
Segment profit (loss)                          (2,270)       (704)       (2,974)        1,616       (1,087)      (2,445)

Segment profit (loss) excludes other income (expense) and income taxes and reconciles to consolidated loss before income taxes as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                               ---------

                                                           2000           1999
                                                           ----           ----
         Segment profit (loss)                           $(2,112)       $(2,445)
         Interest income, net                                106            104
         Gain on sale of Ovation                              --            484
         Nashville lease termination costs                    --           (845)
                                                         -------        -------
         Income (loss) before income taxes               $(2,006)       $(2,702)
                                                         =======        =======


5.       PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $0.4 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

6.       CREDIT FACILITIES AND DEBT

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.5 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On March 31, 2000 and December 31, 1999, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at March 31, 2000 has been reduced by issued letters of credit of approximately $742,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $462,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

7.       CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $556,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

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

9.       NASHVILLE LEASE TERMINATION COSTS

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

10.      RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB No.101), "Revenue Recognition in Financial Statements." SAB No.101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the quarter ending June 30, 2000 and does not expect SAB No.101 to have a material effect on its financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The information set forth and discussed below for the three month periods ended March 31, 2000 and 1999 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

The Company's Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import. Such statements include statements concerning the Company's ability to obtain new business and to accurately estimate the timing of recognition of revenue from the backlog due to variability in size, scope and duration of projects, regulatory delays, study results which lead to reductions or cancellations of projects, other decisions totally within the control of its clients and its ability to immediately affect the level of operating expenses, as well as statements concerning the Company's business strategy, acquisition strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations. Such statements are subject to various risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements are made as of the date of this document and the Company assumes no obligation to update such statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and segment profit (loss) for the three months ended March 31, 2000 and 1999 for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to condensed consolidated financial statements of the Company.

                                       Three Months Ended March 31,

                                           2000           1999
                                           ----           ----
      Net Revenue:
          Americas Clinical              $  5,864       $  8,659
          Europe Clinical                   5,429          4,188
                                         --------       --------
          Total Clinical                   11,293         12,847
          Canada Preclinical               12,481         10,856
                                         --------       --------
          Total Company                  $ 23,774       $ 23,703
                                         ========       ========

      Segment profit (loss):
          Americas Clinical              $ (2,588)      $ (2,270)
          Europe Clinical                  (1,106)          (704)
                                         --------       --------
          Total Clinical                   (3,694)        (2,974)
          Canada Preclinical                2,461          1,616
          Other                              (879)        (1,087)
                                         --------       --------
          Total Company                  $ (2,112)      $ (2,445)
                                         ========       ========

The Americas Clinical segment reported lower net revenues and slightly higher losses for three months ended March 31, 2000 compared to the same period in 1999. Lower levels of work performed from backlog and lower utilization of the direct labor workforce were experienced during the first quarter of 2000 compared to 1999.

The Europe Clinical segment reported higher net revenues but higher losses for the three months ended March 31, 2000 compared to the same period in 1999. The level of work performed from backlog improved in the first quarter of 2000 compared to the fiscal 1999 first quarter. Additionally, significant resources were deployed in the first quarter to work on a significant new contract, which has its only revenue milestone in December 2000. Accordingly, revenues are not expected to be recorded on this contract until the forth quarter of 2000.

Canada Preclinical reported higher net revenues and segment profit for the three month period ended March 31, 2000 compared to the same period in 1999. These increases are primarily due to continuing high demand for specialty studies in the reproduction/infusion areas. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of special technology requirements.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net loss for the three months ended March 31, 2000 was $2.4 million, or $0.13 basic and diluted loss per share, compared to a net loss in the same period of 1999 of $2.9 million or $0.16 basic and diluted loss per share.

Net service revenue for the three months ended March 31, 2000 was $23.8 and was consistent with revenues reported in the same period in 1999 as increased revenues in Europe clinical and Canada preclinical offset by a decrease in the Americas clinical revenues.

Based on average exchange rates computed daily, the Canadian dollar was slightly stronger and the British pound was minimally weaker in 2000 than in 1999 in relation to the U.S. dollar. These changes did not significantly affect the Company's net revenues and did not affect the Company's reported diluted loss per common share of $0.13.

Direct costs increased 7.0% to $16.1 million in the three months ended March 31, 2000 from $15.1 million in the same period in 1999. Direct costs increased as a percentage of net service revenue to 67.8% from 63.6%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe.

Selling, general and administrative costs decreased 13.6% to $8.2 million in the three months ended March 31, 2000 from $9.5 million in the same period in 1999. Selling, general and administrative costs decreased as a percentage of net service revenue to 34.4% from 40.0%. The relocation of the Corporate Office in Nashville to the existing facility in Research Triangle Park in April 1999 continues to result in lower SG&A costs. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense for the three months ended March 31, 2000 at $1.6 million is consistent with depreciation and amortization expense reported in the same period in 1999.

Interest income, net of interest expense, was $106,000 in the first quarter of 2000 compared to $104,000 in the same period of 1999.

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

The Company's provision for income taxes was $0.4 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of March 31, 2000, the Company's advance billings were $9.5 million and its accounts receivable of $30.1 million included $19.2 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 102 days at March 31, 2000, compared to 111 days at December 31, 1999. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 71 days at March 31, 2000, compared to 82 days at December 31, 1999.

The Company had cash and cash equivalents of $7.6 million at March 31, 2000 as compared to $7.9 million at December 31, 1999.

During the three months ended March 31, 2000, net cash provided by operating activities totaled $0.7 million, primarily due to an increase in net payables to investigators of $0.8 million, an increase in accounts payable and accrued expenses of $0.5, a decrease in accounts receivable, net of advance billings of $2.1 million, partially offset by a net loss of $2.4 million.

Cash used in investing activities of $0.7 million during the three months ended March 31, 2000 related to capital expenditures primarily for computer system additions and upgrades, personal computer equipment and expenditures on facility improvements.

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.5 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On March 31, 2000 and December 31, 1999, there were no borrowings outstanding under the Company's lines of credit. Commitment availability at March 31, 2000 has been reduced by issued letters of credit of approximately $742,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $462,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No.101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the quarter ended June 30, 2000 and does not expect SAB No. 101 to have a material effect on its financial position or results of operations.

YEAR 2000 ISSUE

The Company was engaged in a major effort to minimize the impact of the Year 2000 date change on its products, services, information systems, laboratories and facilities. All systems were deemed Year 2000 compliant in September 1999. The Company did not experience any Year 2000 problems subsequent to December 31, 1999.

FOREIGN CURRENCY

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 75% and 63% of the Company's net revenue for the three months ended March 31, 2000 and 1999, respectively, were derived from the Company's operations outside the United States. During the quarter ended March 31, 2000, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

The Company's provision for income taxes was $0.4 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

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

The introduction of the Euro may have potential implications for the Company's existing operations. Currently, Belgium, France and Italy are the only participating countries in the EMU in which the Company has operations. While one cannot predict such events, many authorities expect non-participating European Union countries, such as the United Kingdom, to eventually join the EMU. The Company does not currently expect to experience any operational disruptions or to incur any costs as a result of the introduction of the Euro that would materially affect the Company's liquidity or capital resources.
A substantial portion of the Company's contracts with customers provide for payment in U.S. dollars, Canadian dollars, and British pound sterling; accordingly, the Euro has not been used except to a minor degree.

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

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 75% and 63% of the Company's net revenue for the three months ended March 31, 2000 and 1999, were derived from the Company's operations outside the United States. During the three months ended March 31, 2000, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

(a) Exhibits

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

27       Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CLINTRIALS RESEARCH INC.

Date: April 28, 2000           By: /s/ S. COLIN NEILL
                               S. Colin Neill
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)