Form 10-Q
period 2000-06-30
CLINTRIALS RESEARCH INC
filed 2000-08-10
CIK 870978

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 21, 2000, there were 18,402,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets                        3
                    Condensed Consolidated Statements of Operations              4
                    Condensed Consolidated Statements of Cash Flows              6
                    Notes to Condensed Consolidated Financial Statements         7
         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                   12
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk    20

PART II. OTHER INFORMATION
         Item 4.  Submission of Matters to a Vote of Security Holders           22
         Item 6.  Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                      23

                            CLINTRIALS RESEARCH INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000           1999
                                                               ---------      ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $   2,600      $   7,889
  Accounts receivable, net of allowance for doubtful
      accounts of $1,493 in 2000 and $1,909 in 1999               33,967         31,084
  Income taxes receivable                                          2,295          1,454
  Other current assets                                             3,740          1,757
                                                               ---------      ---------
Total current assets                                              42,602         42,184

Property, plant and equipment:
  Land, buildings and leasehold improvements                      22,918         22,995
  Equipment                                                       33,711         32,725
  Furniture and fixtures                                           4,876          4,946
                                                               ---------      ---------
                                                                  61,505         60,666
  Less accumulated depreciation                                   23,339         21,161
                                                               ---------      ---------
                                                                  38,166         39,505

Excess of purchase price over net assets acquired                 32,965         34,304
Other assets                                                         411            411
                                                               ---------      ---------
                                                               $ 114,144      $ 116,404
                                                               =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   6,579      $   4,095
  Advance billings/unearned revenue                               11,375          8,338
  Payables to investigators                                        3,465          4,683
  Accrued expenses                                                 5,349          7,469
  Income taxes payable                                             1,648          1,174
  Current maturities of long-term debt                               114            114
                                                               ---------      ---------
Total current liabilities                                         28,530         25,873

Deferred income taxes                                              5,667          4,982
Long-term debt                                                       364            381
Commitments and contingencies                                         --             --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      Authorized; no shares issued or outstanding                     --             --
  Common Stock, $.01 par value - 50,000,000 shares
      Authorized; issued and outstanding 18,402,172 shares           184            184
  Additional paid-in capital                                     126,651        126,651
  Accumulated deficit                                            (42,118)       (38,490)
  Accumulated other comprehensive loss                            (5,134)        (3,177)
                                                               ---------      ---------
Total stockholders' equity                                        79,583         85,168
                                                               ---------      ---------
                                                               $ 114,144      $ 116,404
                                                               =========      =========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR INCOME (LOSS) PER SHARE)

                                                    Three months ended
                                                         June 30,
                                                  ----------------------
                                                    2000          1999
                                                  --------      --------
Revenue:
    Service revenue                               $ 28,282      $ 30,224
    Less: Subcontractor costs                        2,737         5,010
                                                  --------      --------
Net service revenue                                 25,545        25,214

Costs and expenses:
    Direct costs                                    16,124        14,811
    Selling, general and administrative costs        8,756         8,610
    Depreciation and amortization                    1,490         1,635
    Interest income, net of interest expense           (89)         (113)
                                                  --------      --------
Income (loss) before income taxes                     (736)          271
Provision for income taxes                             451           118
                                                  --------      --------
Net income (loss)                                 $ (1,187)     $    153
                                                  ========      ========

Income (loss) per share:
  Basic                                           $  (0.06)     $   0.01
  Diluted                                         $  (0.06)     $   0.01

Number of shares and common stock equivalents
  used in computing income (loss) per share:
  Basic                                             18,402        18,017
  Diluted                                           18,402        18,678



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)

                                                     Six months ended
                                                         June 30
                                                  ----------------------
                                                    2000          1999
                                                  --------      --------
Revenue:
    Service revenue                               $ 56,394      $ 58,301
    Less: Subcontractor costs                        7,075         9,384
                                                  --------      --------
Net service revenue                                 49,319        48,917

Costs and expenses:
    Direct costs                                    32,254        29,886
    Selling, general and administrative costs       16,937        18,080
    Depreciation and amortization                    3,065         3,238
    Interest income, net of interest expense          (195)         (217)
    Gain on Sale of Ovation                             --          (484)
    Nashville lease termination costs                   --           845
                                                  --------      --------
Loss before income taxes                            (2,742)       (2,431)
Provision for income taxes                             886           357
                                                  --------      --------
Net loss                                          $ (3,628)     $ (2,788)
                                                  ========      ========

Loss per share:
  Basic                                           $  (0.20)     $  (0.15)
  Diluted                                         $  (0.20)     $  (0.15)

Number of shares and common stock equivalents
  used in computing loss per share:
  Basic                                             18,402        18,021
  Diluted                                           18,402        18,021



            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Six months ended
                                                              June 30,
                                                       ---------------------
                                                        2000          1999
                                                       -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(3,628)     $ (2,788)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       3,608         3,886
     Gain on sale of Ovation                                --          (484)
     Changes in operating assets and liabilities        (2,695)       (2,181)
                                                       -------      --------
Net cash used in operating activities                   (2,715)       (1,567)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net      (1,946)       (2,870)
   Costs associated with option to acquire MPI              --          (198)
                                                       -------      --------
Net cash used in investing activities                   (1,946)       (3,068)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds received on long-term debt borrowings           --            84
                                                       -------      --------
Net cash provided by financing activities                   --            84
Effect of exchange rate changes on cash                   (628)          (95)
                                                       -------      --------
Net decrease in cash and cash equivalents               (5,289)       (4,646)
Cash and cash equivalents at beginning of period         7,889        10,867
                                                       -------      --------
Cash and cash equivalents at end of period             $ 2,600      $  6,221
                                                       =======      ========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1999.

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

Diluted loss per share for the three months ended June 30, 2000 does not include the dilutive effect of 2,000 common stock equivalents (stock options and warrants) as their effect would be anti-dilutive. Diluted income per share for the three months ended June 30, 1999 includes the dilutive effect of 661,000 common stock equivalents (stock options and warrants). Diluted loss per share for the six months ended June 30, 2000 and 1999 does not include the dilutive effect of 46,000 and 718,000 common stock equivalents (stock options and warrants), respectively, as their effect would be anti-dilutive.

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

The components of comprehensive loss, net of related tax, are as follows (in thousands):

                                                       Three Months Ended
                                                            June 30,
                                                      --------------------
                                                       2000         1999
                                                      -------      -------
         Net income (loss)                            $(1,187)     $   153
         Foreign currency translation adjustments      (1,629)       1,451
                                                      -------      -------
         Comprehensive income (loss)                  $(2,816)     $ 1,604
                                                      =======      =======

                                                        Six Months Ended
                                                            June 30,
                                                      --------------------
                                                       2000         1999
                                                      -------      -------
         Net loss                                     $(3,628)     $(2,788)
         Foreign currency translation adjustments      (1,957)       1,917
                                                      -------      -------
         Comprehensive loss                           $(5,585)     $  (871)
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

                                                    Three Months Ended June 30, 2000 and 1999
                                       ----------------------------------------------------------------
                                       Americas     Europe      Total      Canada
                                       Clinical    Clinical    Clinical  Preclinical  Other     Totals
                                       --------    --------    --------  -----------  -----    --------
June 30, 2000
-------------

Net revenues from external customers   $  6,877    $  5,115    $ 11,992    $13,553     $-0-    $ 25,545
Segment profit (loss)                    (1,578)       (972)     (2,550)     2,887   (1,162)       (825)

June 30, 1999
-------------

Net revenues from external customers   $  7,558    $  5,396    $ 12,954    $12,260     $-0-    $ 25,214
Segment profit (loss)                    (2,380)      1,076      (1,304)     1,928     (466)        158


                                                    Six Months Ended June 30, 2000 and 1999
                                       ----------------------------------------------------------------
                                       Americas     Europe      Total      Canada
                                       Clinical    Clinical    Clinical  Preclinical  Other     Totals
                                       --------    --------    --------  -----------  -----    --------
June 30, 2000
-------------

Net revenues from external customers   $ 12,741    $ 10,544    $ 23,285    $26,034     $-0-    $ 49,319
Segment profit (loss)                    (4,166)     (2,078)     (6,244)     5,348   (2,041)     (2,937)

June 30, 1999
-------------

Net revenues from external customers   $ 16,217    $  9,584    $ 25,801    $23,116     $-0-    $ 48,917
Segment profit (loss)                    (4,650)        372      (4,278)     3,544   (1,553)     (2,287)



Segment profit (loss) excludes other income (expense) and income taxes and reconciles to consolidated income (loss) before income taxes as follows (in thousands):

                                                Three Months Ended
                                                     June 30,
                                               --------------------
                                                2000         1999
                                               -------      -------
         Segment profit (loss)                 $  (825)     $   158
         Interest income, net                       89          113
                                               -------      -------
         Income (loss) before income taxes     $  (736)     $   271
                                               =======      =======

                                                 Six Months Ended
                                                     June 30,
                                               --------------------
                                                 2000         1999
                                               -------      -------
         Segment profit (loss)                 $(2,937)     $(2,287)
         Interest income, net                      195          217
         Gain on sale of Ovation                    --          484
         Nashville lease termination costs          --         (845)
                                               -------      -------
         Income (loss) before income taxes     $(2,742)     $(2,431)
                                               =======      =======


5.       PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $451,000 and $118,000 for the three months ended June 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. The Company's provision for income taxes was $886,000 and $357,000 for the six months ended June 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

6.       CREDIT FACILITIES AND DEBT

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.4 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On June 30, 2000 and December 31, 1999, there were no borrowings outstanding under the Company's lines of credit. In July 2000, the Company borrowed $2 million under its $15 million domestic credit facility. Commitment availability at June 30, 2000 has been reduced by issued letters of credit of approximately $727,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $458,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No.101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the quarter ending December 31, 2000 and does not expect SAB No. 101 to have a material effect on its financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The information set forth and discussed below for the three and six month periods ended June 30, 2000 and 1999 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform global clinical trials by opening offices in Australia, Chile, France, and Israel in 1996, Italy and Scotland in 1997, and Poland in 1999. In 2000, the Company has opened an office in Spain and plans to open an office in Germany. During the third quarter of 2000, the Company is planning to close its office in Chile. The Company is focused on generating new business while controlling its cost structure.

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and segment profit (loss) for the three and six months ended June 30, 2000 and 1999 for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to condensed consolidated financial statements of the Company.

                                        Three Months Ended June 30,
                                        --------------------------
                                          2000              1999
                                        --------          --------
         Net Revenue:
             Americas Clinical          $  6,877          $  7,558
             Europe Clinical               5,115             5,396
                                        --------          --------
             Total Clinical               11,992            12,954
             Canada Preclinical           13,553            12,260
                                        --------          --------
             Total Company              $ 25,545          $ 25,214
                                        ========          ========

         Segment profit (loss):
             Americas Clinical          $ (1,578)         $ (2,380)
             Europe Clinical                (972)            1,076
                                        --------          --------
             Total Clinical               (2,550)           (1,304)
             Canada Preclinical            2,887             1,928
             Other                        (1,162)             (466)
                                        --------          --------
             Total Company              $   (825)         $    158
                                        ========          ========



                                         Six Months Ended June 30,
                                        --------------------------
                                          2000              1999
                                        --------          --------
         Net Revenue:
             Americas Clinical          $ 12,741          $ 16,217
             Europe Clinical              10,544             9,584
                                        --------          --------
             Total Clinical               23,285            25,801
             Canada Preclinical           26,034            23,116
                                        --------          --------
             Total Company              $ 49,319          $ 48,917
                                        ========          ========

         Segment profit (loss):
             Americas Clinical          $ (4,166)         $ (4,650)
             Europe Clinical              (2,078)              372
                                        --------          --------
             Total Clinical               (6,244)           (4,278)
             Canada Preclinical            5,348             3,544
             Other                        (2,041)           (1,553)
                                        --------          --------
             Total Company              $ (2,937)         $ (2,287)
                                        ========          ========

The Americas Clinical segment reported lower net revenues for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. Lower levels of work performed from backlog and new orders were experienced during these periods in year 2000 compared to 1999. The segment loss for the three and six month periods ended June 30, 2000 were lower than in the same periods in 1999 due to a lower cost structure and more appropriate levels of staffing of the direct workforce in year 2000 compared to 1999.

The Europe Clinical segment reported lower net revenues and a segment loss for the three month period ended June 30, 2000 compared to higher levels of revenue and segment income in the same period of 1999. During the three month period ended June 30, 1999, several significant contracts were completed resulting in higher revenues and income. Additionally, significant resources were deployed in the three month period ended June 30, 2000 to work on a large contract which has its only revenue milestone in December 2000. Accordingly, no revenue was recorded from work performed on this contract during the three months ended June 30, 2000. For the six month period ended June 30, 2000, the Europe Clinical segment reported higher net revenues and a segment loss compared lower net revenues and a segment profit during the same period in 1999. The increase in significant resources deployed on the large contract with the December 2000 revenue milestone mentioned above and office expansion efforts in Spain, Scotland and Germany without corresponding increases in revenue recognition resulted in the segment loss in the six month period ended June 30, 2000.

Canada Preclinical reported higher net revenues and segment profit for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. These increases were primarily due to continuing high demand for specialty studies in the reproduction/infusion areas. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of special technology requirements.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net loss for the three months ended June 30, 2000 was $1.2 million, or $0.06 basic and diluted loss per share, compared to a net income in the same period of 1999 of $153,000 or $0.01 diluted income per share. This net loss is primarily attributable to a loss recognized during 2000 in the Europe clinical segment compared to income generated in 1999 and higher corporate costs in 2000 compared to 1999. This was partially offset by an increase in income in the Canada preclinical segment and a decrease in the segment loss in the Americas clinical segment during the three months ended June 30, 2000 compared to the same period of 1999. Additionally, the income tax provision related to the Canada preclinical segment increased due to a higher level of income.

Net service revenue for the three months ended June 30, 2000 of $25.5 million approximated revenues reported in the same period in 1999 as increased revenues in Canada preclinical were offset by a decrease in the Americas and Europe clinical revenues.

Based on average exchange rates computed daily, the Canadian dollar and the British pound were slightly weaker in relation to the U.S. dollar in the second quarter of 2000 than in the same period in 1999. These changes in currency rates did not significantly affect the Company's net revenues and net loss.

Direct costs increased 8.9% to $16.1 million in the three months ended June 30, 2000 from $14.8 million in the same period in 1999. Direct costs increased as a percentage of net service revenue to 63.1% from 58.7%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. This increase in direct costs was primarily attributable to the significant resources deployed on the large European contract with the December 2000 revenue milestone mentioned above, office expansion efforts in Spain, Scotland and Germany, and an increase in direct costs due to higher revenue levels in Canada preclinical. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe.

Selling, general and administrative costs increased 1.7% to $8.8 million in the three months ended June 30, 2000 from $8.6 million in the same period in 1999. Selling, general and administrative costs increased as a percentage of net service revenue to 34.3% from 34.1%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense for the three months ended June 30, 2000 at $1.5 million decreased 8.9% from $1.6 million during the same period in 1999. The relocation of the Corporate office in Nashville to the existing facility in Research Triangle Park was the primary reason for the decrease in depreciation and amortization expense.

Interest income, net of interest expense, was $89,000 in the second quarter of 2000 compared to $113,000 in the same period of 1999.

The Company's provision for income taxes was $451,000 and $118,000 for the three months ended June 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net loss for the six months ended June 30, 2000 was $3.6 million, or $0.20 basic and diluted loss per share, compared to a net loss in the same period of 1999 of $2.8 million or $0.15 basic and diluted loss per share. The increase in net loss is primarily attributable to a loss recognized during 2000 in the Europe clinical segment compared to income generated in 1999 and higher corporate costs in 2000 compared to 1999. This was partially offset by an increase in income in the Canada preclinical segment and a decrease in the segment loss in the Americas clinical segment in the six months ended June 30, 2000 compared to the same period of 1999. Additionally, the income tax provision related to the Canada preclinical segment increased due to a higher level of income.

Net service revenue for the six months ended June 30, 2000 of $49.3 million approximated revenues reported in the same period in 1999 as increased revenues in Canada preclinical and Europe clinical were offset by a decrease in the Americas clinical revenues.

Direct costs increased 7.9% to $32.3 million in the six months ended June 30, 2000 from $29.9 million in the same period in 1999. Direct costs increased as a percentage of net service revenue to 65.4% from 61.1%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. This increase in direct costs was primarily attributable to the significant resources deployed on the large European contract with the December 2000 revenue milestone mentioned above, office expansion efforts in Spain, Scotland and Germany, and an increase in direct costs due to higher revenue levels in Canada preclinical. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe.

Selling, general and administrative costs decreased 6.3% to $16.9 million in the six months ended June 30, 2000 from $18.1 million in the same period in 1999. Selling, general and administrative costs decreased as a percentage of net service revenue to 34.3% from 37.0%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense decreased 5.3% to $3.1 million in the six months ended June 30, 2000 from $3.2 million in the same period in 1999. The relocation of the Corporate office in Nashville to the existing facility in Research Triangle Park was the primary reason for the decrease in depreciation and amortization expense.

Interest income, net of interest expense, was $195,000 in the six months ended June 30, 2000 compared to $217,000 in the same period of 1999.

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

The Company's provision for income taxes was $886,000 and $357,000 for the six months ended June 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of June 30, 2000, the Company's advance billings and unearned revenue were $11.4 million and its accounts receivable of $34.0 million included $17.2 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 112 days at June 30, 2000, compared to 111 days at December 31, 1999. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 76 days at June 30, 2000, compared to 82 days at December 31, 1999.

The Company had cash and cash equivalents of $2.6 million at June 30, 2000 as compared to $7.9 million at December 31, 1999.

During the six months ended June 30, 2000, net cash used in operating activities totaled $2.7 million. The net loss of $3.6 million was offset by depreciation and amortization of approximately the same amount. An increase in accounts receivable of $2.9 million was the principal reason for this use of cash.

Cash used in investing activities of $2.0 million during the six months ended June 30, 2000 related to capital expenditures primarily for expenditures on facility expansion in Canada preclinical, computer system additions and upgrades, and personal computer equipment. The Company expects to fund an additional $7 million in capital expenditures expanding its preclinical facility in Montreal during the second half of year 2000.

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.4 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On June 30, 2000 and December 31, 1999, there were no borrowings outstanding under the Company's lines of credit. In July 2000, the Company borrowed $2 million under its $15 million domestic credit facility. Commitment availability at June 30, 2000 has been reduced by issued letters of credit of approximately $727,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $458,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and available borrowings under its Credit Facilities. Although pressure on cash reserves is expected, the Company estimates that its sources of cash, including its credit facilities, will be sufficient to fund the Company's current operations, including planned capital expenditures, over the next year. There may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No.101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the quarter ended December 31, 2000 and does not expect SAB No. 101 to have a material effect on its financial position or results of operations.

YEAR 2000 ISSUE

The Company was engaged in a major effort to minimize the impact of the Year 2000 date change on its products, services, information systems, laboratories and facilities. All systems were deemed Year 2000 compliant in September 1999. The Company did not experience any Year 2000 problems subsequent to December 31, 1999.

FOREIGN CURRENCY

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 73% and 70% of the Company's net revenue for the three months ended June 30, 2000 and 1999, respectively, and 74% and 67% for the six months ended June 30, 2000 and 1999 were derived from the Company's operations outside the United States. During the quarter ended June 30, 2000, the Company's preclinical operations in Canada generated 73% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

The Company's provision for income taxes was $451,000 and $118,000 for the three months ended June 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. The Company's provision for income taxes was $886,000 and $357,000 for the six months ended June 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

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

The introduction of the Euro may have potential implications for the Company's existing operations. Currently, Spain, Belgium, France and Italy are the only participating countries in the EMU in which the Company has operations. While one cannot predict such events, many authorities expect non-participating European Union countries, such as the United Kingdom, to eventually join the EMU. The Company does not currently expect to experience any operational disruptions or to incur any costs as a result of the introduction of the Euro that would materially affect the Company's liquidity or capital resources. A substantial portion of the Company's contracts with customers provide for payment in U.S. dollars, Canadian dollars, and British pound sterling; accordingly, the Euro has not been used except to a minor degree.

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

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 73% and 70% of the Company's net revenue for the three months ended June 30, 2000 and 1999, and 74% and 67% for the six months ended June 30, 2000 and 1999 were derived from the Company's operations outside the United States. During the quarter ended June 30, 2000, the Company's preclinical operations in Canada generated 73% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

         (a) The regular annual meeting of stockholders of the Company was held on May 25, 2000.

         (c)      At the annual meeting, the stockholders:

                  (i) Voted to elect five directors of the Company. Each nominee for director was elected by a vote of the stockholders as follows:

                                           Affirmative       Votes       Term
                                              Votes        Withheld   Expiration
                                              -----        --------   ----------
         Jerry R. Mitchell, M.D., Ph.D      13,855,760     1,314,629     2001
         Irwin B. Eskind, M.D               14,945,090       225,299     2001
         Richard J. Eskind                  14,940,322       230,067     2001
         Edward G. Nelson                   14,971,390       198,999     2001
         Roscoe R. Robinson, M.D            14,837,914       332,475     2001


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

10.18 Amended and Restated Loan and Security Agreement dated March 30, 2000 by and among Bank of America, N.A., a national banking association and the successor to NationsBank of Tennessee, N.A., and the Registrant and its U.S. subsidiaries

10.19 Form of Employment Agreement between the Company and its President of the Americas, Graham S. May, M.D.

27       Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLINTRIALS RESEARCH INC.



Date: July 31, 2000                 By: /s/ S. COLIN NEILL
                                        ----------------------------------------
                                        S. Colin Neill
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)