Form 10-Q
period 2000-09-30
CLINTRIALS RESEARCH INC
filed 2000-11-13
CIK 870978

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 20, 2000, there were 18,402,172 shares of ClinTrials Research Inc. common stock outstanding.

                            CLINTRIALS RESEARCH INC.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
     Item 1.      Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets                             3
                   Condensed Consolidated Statements of Operations                   4
                   Condensed Consolidated Statements of Cash Flows                   6
                   Notes to Condensed Consolidated Financial Statements              7
     Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        13
     Item 3.      Quantitative and Qualitative Disclosures about Market Risk        22

PART II.          OTHER INFORMATION
     Item 6.      Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                          24

EXHIBIT 27

                            CLINTRIALS RESEARCH INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                              2000                1999
                                                                                         -------------        ------------
                                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                $    6,088          $    7,889
  Accounts receivable, net of allowance for doubtful
      accounts of $1,516 in 2000 and $1,909 in 1999                                            32,497              31,084
  Income taxes receivable                                                                       1,440               1,454
  Other current assets                                                                          4,139               1,757
                                                                                           ----------          ----------
Total current assets                                                                           44,164              42,184

Property, plant and equipment:
  Land, buildings and leasehold improvements                                                   22,817              22,995
  Equipment                                                                                    34,144              32,725
  Furniture and fixtures                                                                        4,819               4,946
                                                                                           ----------          ----------
                                                                                               61,780              60,666
  Less: Accumulated depreciation                                                               24,394              21,161
                                                                                           ----------          ----------
                                                                                               37,386              39,505

Excess of purchase price over net assets acquired                                              32,159              34,304
Other assets                                                                                      411                 411
                                                                                           ----------          ----------
                                                                                           $  114,120          $  116,404
                                                                                           ==========          ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         $    4,458          $    4,095
  Advance billings/unearned revenue                                                            12,347               8,338
  Payables to investigators                                                                     3,901               4,683
  Accrued expenses                                                                              7,094               7,469
  Income taxes payable                                                                          1,182               1,174
  Current maturities of long-term debt                                                            112                 114
  Revolving note payable                                                                        3,000                  --
                                                                                           ----------          ----------
Total current liabilities                                                                      32,094              25,873

Deferred income taxes                                                                           6,496               4,982
Long-term debt                                                                                    240                 381
Commitments and contingencies                                                                      --                  --

Stockholders' equity:
  Preferred Stock, $.01 par value - 1,000,000 shares
      Authorized; no shares issued or outstanding                                                  --                  --
  Common Stock, $.01 par value - 50,000,000 shares
      Authorized; issued and outstanding 18,402,172 shares                                        184                 184
  Additional paid-in capital                                                                  126,651             126,651
  Accumulated deficit                                                                         (45,271)            (38,490)
  Accumulated other comprehensive loss                                                         (6,274)             (3,177)
                                                                                           ----------          ----------
Total stockholders' equity                                                                     75,290              85,168
                                                                                           ----------          ----------
                                                                                           $  114,120          $  116,404
                                                                                           ==========          ==========


            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)


                                                                                                  Three months ended
                                                                                                     September 30
                                                                                           ------------------------------
                                                                                              2000                1999
                                                                                           ----------          ----------
Revenue:
    Service revenue                                                                        $   30,583          $   29,775
    Less: Subcontractor costs                                                                   4,589               6,058
                                                                                           ----------          ----------
Net service revenue                                                                            25,994              23,717

Costs and expenses:
    Direct costs                                                                               17,428              13,940
    Selling, general and administrative costs                                                   9,475               8,728
    Depreciation and amortization                                                               1,466               1,507
    Interest income, net of interest expense                                                      (57)                (55)
                                                                                           ----------          ----------
Loss before income taxes                                                                       (2,318)               (403)
Provision for income taxes                                                                        835                 556
                                                                                           ----------          ----------
Net loss                                                                                   $   (3,153)         $     (959)
                                                                                           ==========          ==========

Loss per share:
  Basic                                                                                    $    (0.17)         $    (0.05)
  Diluted                                                                                  $    (0.17)         $    (0.05)

Number of shares and common stock equivalents used in computing loss per share:
  Basic                                                                                        18,402              18,120
  Diluted                                                                                      18,402              18,120

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR LOSS PER SHARE)


                                                                                                  Nine months ended
                                                                                                    September 30
                                                                                           ------------------------------
                                                                                              2000                1999
                                                                                           ----------          ----------
Revenue:
    Service revenue                                                                        $   86,977          $   88,076
    Less: Subcontractor costs                                                                  11,664              15,442
                                                                                           ----------          ----------
Net service revenue                                                                            75,313              72,634

Costs and expenses:
    Direct costs                                                                               49,682              43,826
    Selling, general and administrative costs                                                  26,412              26,808
    Depreciation and amortization                                                               4,531               4,745
    Interest income, net of interest expense                                                     (252)               (272)
    Gain on sale of Ovation                                                                        --                (484)
    Nashville lease termination costs                                                              --                 845
                                                                                           ----------          ----------
Loss before income taxes                                                                       (5,060)             (2,834)
Provision for income taxes                                                                      1,721                 913
                                                                                           ----------          ----------
Net loss                                                                                   $   (6,781)         $   (3,747)
                                                                                           ==========          ==========



Loss per share:
  Basic                                                                                    $    (0.37)         $    (0.21)
  Diluted                                                                                  $    (0.37)         $    (0.21)

Number of shares and common stock equivalents used in computing loss per share:
  Basic                                                                                        18,402              18,054
  Diluted                                                                                      18,402              18,054

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Nine months ended
                                                                                                    September 30
                                                                                           ----------------------------
                                                                                             2000                1999
                                                                                           --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                $ (6,781)           $ (3,747)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                            5,341               5,780
     Gain on sale of Ovation                                                                     --                (484)
     Changes in operating assets and liabilities                                                620              (1,796)
                                                                                           --------            --------
Net cash used in operating activities                                                          (820)               (247)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment, net                                           (3,025)             (4,048)
   Costs associated with option to acquire MPI                                                   --                (301)
                                                                                           --------            --------
Net cash used in investing activities                                                        (3,025)             (4,349)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of common stock options                                                --                  99
   Proceeds received from short-term debt borrowings                                          3,000                  88
   Payments on long-term debt                                                                  (143)                 --
                                                                                           --------            --------
Net cash provided by financing activities                                                     2,857                 187
Effect of exchange rate changes on cash                                                        (813)                294
                                                                                           --------            --------
Net decrease in cash and cash equivalents                                                    (1,801)             (4,115)
Cash and cash equivalents at beginning of period                                              7,889              10,867
                                                                                           --------            --------
Cash and cash equivalents at end of period                                                 $  6,088            $  6,752
                                                                                           ========            ========

            See notes to condensed consolidated financial statements

                            CLINTRIALS RESEARCH INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ClinTrials Research Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for other quarters or the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1999.

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

Diluted loss per share for the three months ended September 30, 2000 and 1999 does not include the dilutive effect of 157,000 and 453,000 common stock equivalents (stock options and warrants) as their effect would be anti-dilutive. Diluted loss per share for the nine months ended September 30, 2000 and 1999 does not include the dilutive effect of 75,000 and 468,000 common stock equivalents (stock options and warrants), respectively, as their effect would be anti-dilutive.

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

The components of comprehensive loss, net of related tax, are as follows (in thousands):

                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                           ----------------------------
                                                                                             2000                1999
                                                                                           --------            --------
Net loss                                                                                   $ (3,153)           $   (959)
Foreign currency translation adjustments                                                     (1,140)                573
                                                                                           --------            --------
Comprehensive loss                                                                         $ (4,293)           $   (386)
                                                                                           ========            ========

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           ----------------------------

                                                                                             2000                1999
                                                                                           --------            --------
Net loss                                                                                   $ (6,781)           $ (3,747)
Foreign currency translation adjustments                                                     (3,097)              2,490
                                                                                           --------            --------
Comprehensive loss                                                                         $ (9,878)           $ (1,257)
                                                                                           ========            ========

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


                                                               Three Months Ended September 30, 2000 and 1999

                                           Americas         Europe          Total          Canada
                                           Clinical        Clinical        Clinical      Preclinical        Other          Totals
                                           --------        --------        --------      -----------       -------        --------
September 30, 2000

Net revenues from external customers       $  7,021        $  3,841        $ 10,862        $ 15,132        $   -0-        $ 25,994
Segment profit (loss)                        (1,785)         (2,886)         (4,671)          3,590         (1,294)         (2,375)

September 30, 1999

Net revenues from external customers       $  6,812        $  5,082        $ 11,894        $ 11,823        $   -0-        $ 23,717
Segment profit (loss)                        (2,107)              1          (2,106)          2,441           (793)           (458)



                                                              Nine Months Ended September 30, 2000 and 1999

                                           Americas         Europe          Total          Canada
                                           Clinical        Clinical        Clinical      Preclinical        Other          Totals
                                           --------        --------        --------      -----------       -------        --------
September 30, 2000

Net revenues from external customers       $ 19,762        $ 14,385        $ 34,147        $ 41,166        $   -0-        $ 75,313
Segment profit (loss)                        (5,951)         (4,964)        (10,915)          8,938         (3,335)         (5,312)

September 30, 1999

Net revenues from external customers       $ 23,029        $ 14,666        $ 37,695        $ 34,939        $   -0-        $ 72,634
Segment profit (loss)                        (6,757)            373          (6,384)          5,985         (2,346)         (2,745)

Segment loss excludes other income (expense) and income taxes and reconciles to consolidated loss before income taxes as follows (in thousands):



                                                                                                Three Months Ended
                                                                                                  September 30,

                                                                                             2000                1999
                                                                                           --------            --------
Segment loss                                                                               $ (2,375)           $   (458)
Interest income, net                                                                             57                  55
                                                                                           --------            --------
Loss before income taxes                                                                   $ (2,318)               (403)
                                                                                           ========            ========


                                                                                                Nine Months Ended
                                                                                                  September 30,

                                                                                             2000                1999
                                                                                           --------            --------
Segment loss                                                                               $ (5,312)           $ (2,745)
Interest income, net                                                                            252                 272
Gain on sale of Ovation                                                                          --                 484
Nashville lease termination costs                                                                --                (845)
                                                                                           --------            --------
Loss before income taxes
                                                                                           $ (5,060)           $ (2,834)
                                                                                           ========            ========

5.       PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $835,000 and $556,000 for the three months ended September 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. The Company's provision for income taxes was $1,721,000 and $913,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

6.       CREDIT FACILITIES AND DEBT

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.3 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On September 30, 2000, $3 million was outstanding under the Company's domestic credit facility. In October 2000, the Company borrowed an additional $800,000 under this domestic credit facility. Commitment availability at September 30, 2000 has been reduced by issued letters of credit of approximately $715,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company is in compliance with these bank covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $352,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

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

10.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. On June 15, 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133 which clarifies and amends certain provisions of SFAS No. 133. Accordingly, the Company plans to adopt SFAS No. 133 and No. 138 effective January 1, 2001.

From time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company does not anticipate that the adoption of SFAS No. 133 and No. 138 will have a significant effect on the financial statements of the Company. Furthermore, SFAS No. 133 and No. 138 would not have affected the financial statements of the Company contained herein. During the three and nine month periods ended September 30, 2000, the Company did not have any derivative instruments and did not engage in any hedging activities.

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

The information set forth and discussed below for the three and nine month periods ended September 30, 2000 and 1999 is derived from the Condensed Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

Revenue for contracts is recorded in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Product-Type Contracts" as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms orally agreed with the customer. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. Subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor costs are accrued on a straight-line basis over the investigator phase of the contract. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of gross service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and is expected to continue to have, certain clients from which at least 5% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform global clinical trials by opening offices in Australia, Chile, France, and Israel in 1996, Italy and Scotland in 1997, and Poland in 1999. In 2000, the Company has opened an office in Spain and Germany. During the third quarter of 2000, the Company closed its office in Chile. The Company is focused on generating new business while controlling its cost structure.

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and segment profit (loss) for the three and nine months ended September 30, 2000 and 1999 for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". "Other" includes operations not directly related to the segments and corporate expenses. See Segment Reporting note to condensed consolidated financial statements of the Company.

                                                                                         Three Months Ended September 30,

                                                                                             2000                1999
                                                                                           --------            --------
Net Revenue:
    Americas Clinical                                                                      $  7,021            $  6,812
    Europe Clinical                                                                           3,841               5,082
                                                                                           --------            --------
    Total Clinical                                                                           10,862              11,894
    Canada Preclinical                                                                       15,132              11,823
                                                                                           --------            --------
    Total Company                                                                          $ 25,994            $ 23,717
                                                                                           ========            ========

Segment profit (loss):
    Americas Clinical                                                                      $ (1,785)           $ (2,107)
    Europe Clinical                                                                          (2,886)                  1
                                                                                           --------            --------
    Total Clinical                                                                           (4,671)             (2,106)
    Canada Preclinical                                                                        3,590               2,441
    Other                                                                                    (1,294)               (793)
    Total Company                                                                          --------            --------
                                                                                           $ (2,375)           $   (458)
                                                                                           ========            ========




                                                                                          Nine Months Ended September 30,

                                                                                             2000                1999
                                                                                           --------            --------
Net Revenue:
    Americas Clinical                                                                      $ 19,762            $ 23,029
    Europe Clinical                                                                          14,385              14,666
                                                                                           --------            --------
    Total Clinical                                                                           34,147              37,695
    Canada Preclinical                                                                       41,166              34,939
                                                                                           --------            --------
    Total Company                                                                          $ 75,313            $ 72,634
                                                                                           ========            ========

Segment profit (loss):
    Americas Clinical                                                                      $ (5,951)           $ (6,757)
    Europe Clinical                                                                          (4,964)                373
                                                                                           --------            --------
    Total Clinical                                                                          (10,915)             (6,384)
    Canada Preclinical                                                                        8,938               5,985
    Other                                                                                    (3,335)             (2,346)
    Total Company                                                                          --------            --------
                                                                                           $ (5,312)           $ (2,745)
                                                                                           ========            ========


The Americas Clinical segment reported slightly higher net revenues for the three month period ended September 30, 2000 compared to the same period in 1999. For the nine month period ended September 30, 2000, net revenues in the Americas Clinical segment were lower than in the corresponding nine month period in 1999. Lower levels of work performed from backlog and new orders were experienced during the first six months of year 2000 but this trend stabilized during the third quarter compared to 1999. The segment loss for the three and nine month periods ended September 30, 2000 were lower than in the same periods in 1999 due to a lower cost structure and more appropriate levels of staffing of the direct workforce in year 2000 compared to 1999.

The Europe Clinical segment reported lower net revenues and a segment loss for the three month period ended September 30, 2000 compared to higher levels of revenue and a break-even level of income in the same period of 1999. During the three month period ended September 30, 2000, net revenues were negatively impacted by an unusually large number of slow study start-ups in Europe. The slow contract starts-ups in Europe were caused by drug supply issues, regulatory agencies putting trials on clinical hold for safety reasons, and institutional review boards delaying trial starts for ethical considerations. Further, the impact of unfavorable currency exchange rates negatively impacted Europe's revenues by approximately $300,000 during the third quarter of 2000. Additionally, significant resources were deployed in the three month period ended September 30, 2000 to work on a large contract which has its only revenue milestone in December 2000. Accordingly, no revenue was recorded from work performed on this contract during the three months ended September 30, 2000. For the nine month period ended September 30, 2000, the Europe Clinical segment reported slightly lower net revenues and a segment loss compared to the net revenues and a segment profit during the same period in 1999. The negative factors affecting the third quarter of year 2000 discussed above and the significant resources deployed on the large contract with the December 2000 revenue milestone were the principal reasons for the comparisons of the nine months ended September 30, 2000 to the same period in 1999.

Canada Preclinical reported higher net revenues and segment profit for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. These increases were primarily due to continuing high demand for specialty studies in the reproduction/infusion areas. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of special technology requirements.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net loss for the three months ended September 30, 2000 was $3.2 million, or $0.17 basic and diluted loss per share, compared to a net loss in the same period of 1999 of $959,000 or $0.05 basic and diluted loss per share. The increase in net loss is primarily attributable to a loss recognized during 2000 in the Europe Clinical segment as discussed above compared to a break-even level of income generated in 1999. Additionally, higher corporate costs in 2000 compared to 1999 were experienced due to severance payments to the Company's former CEO. These were partially offset by an increase in income in the Canada Preclinical segment and a decrease in the segment loss in the Americas Clinical segment during the three months ended September 30, 2000 compared to the same period of 1999. Finally, the income tax provision related to the Canada Preclinical segment increased in the quarter ended September 30, 2000 compared to the third quarter of 1999 due to a higher level of income.

Net service revenue for the three months ended September 30, 2000 of $26.0 million were 9.6% higher than in the same period in 1999 as increased revenues in Canada Preclinical and Americas Clinical were partially offset by a decrease in Europe Clinical revenues.

Based on average exchange rates computed daily, the Canadian dollar was substantially the same but the British pound was 7.8% lower in relation to the U.S. dollar in the third quarter of 2000 compared to the same period in 1999. This decline in the British pound negatively impacted revenues in the Europe Clinical segment by approximately $300,000 in the three months ended September 30, 2000.

Direct costs increased 25.0% to $17.4 million in the three months ended September 30, 2000 from $13.9 million in the same period in 1999. Direct costs increased as a percentage of net service revenue to 67.0% from 58.8%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. This increase in direct costs was primarily attributable to the significant resources deployed on the large European contract with the December 2000 revenue milestone mentioned above, additional billable personnel in Spain, Scotland and Germany, and an increase in direct costs due to higher revenue levels in Canada Preclinical. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe.

Selling, general and administrative costs increased 8.6% to $9.5 million in the three months ended September 30, 2000 from $8.7 million in the same period in 1999. This increase was primarily attributable to severance payments to the Company's former CEO and, to a lesser extent, certain costs associated with the closing of our office in Santiago, Chile and other corporate costs. Selling, general and administrative costs decreased slightly as a percentage of net service revenue to 36.5% from 36.8%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense for the three months ended September 30, 2000 at $1,466,000 decreased 2.7% from $1,507,000 during the same period in 1999.

Interest income, net of interest expense, was $57,000 in the third quarter of 2000 compared to $55,000 in the same period of 1999.

The Company's provision for income taxes was $835,000 and $556,000 for the three months ended September 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net loss for the nine months ended September 30, 2000 was $6.8 million, or $0.37 basic and diluted loss per share, compared to a net loss in the same period of 1999 of $3.7 million or $0.21 basic and diluted loss per share. The increase in net loss is primarily attributable to a loss recognized during 2000 in the Europe Clinical segment as discussed above compared to income generated in 1999. Additionally, higher corporate costs in 2000 compared to 1999 were experienced due to severance payments to the Company's former CEO. These were partially offset by an increase in income in the Canada Preclinical segment and a decrease in the segment loss in the Americas Clinical segment during the nine months ended September 30, 2000 compared to the same period of 1999. Finally, the income tax provision related to the Canada Preclinical segment increased in the nine months ended September 30, 2000 compared to the same period of 1999 due to a higher level of income.

Net service revenue for the nine months ended September 30, 2000 of $75.3 million represented a 3.7% increase over the $72.6 million reported in the same period in 1999 as increased revenues in Canada Preclinical were partially offset by a decrease in the Americas Clinical and Europe Clinical revenues.

Direct costs increased 13.4% to $49.7 million in the nine months ended September 30, 2000 from $43.8 million in the same period in 1999. Direct costs increased as a percentage of net service revenue to 66.0% from 60.3%. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization. This increase in direct costs was primarily attributable to the significant resources deployed on the large European contract with the December 2000 revenue milestone mentioned above, additional billable personnel in Spain, Scotland and Germany, and an increase in direct costs due to higher revenue levels in Canada Preclinical. In general, the Company's preclinical direct costs in Canada tend to be lower than the Company's clinical direct costs in the U. S. and Europe.

Selling, general and administrative costs decreased 1.5% to $26.4 million in the nine months ended September 30, 2000 from $26.8 million in the same period in 1999. Selling, general and administrative costs decreased as a percentage of net service revenue to 35.1% from 36.9%. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term while revenue is subject to fluctuation, therefore, variations in the timing of contracts or the progress of clinical trials (both delays and accelerations) may cause significant variations in quarterly operating results.

Depreciation and amortization expense decreased 4.5% to $4.5 million in the nine months ended September 30, 2000 from $4.7 million in the same period in 1999. The relocation of the Corporate office in Nashville to the existing facility in Research Triangle Park was the primary reason for the decrease in depreciation and amortization expense.

Interest income, net of interest expense, was $252,000 in the nine months ended September 30, 2000 compared to $272,000 in the same period of 1999.

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

The Company's provision for income taxes was $1,721,000 and $913,000 for the nine month periods ended September 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

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

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of September 30, 2000, the Company's advance billings and unearned revenue totaled $12.3 million and its accounts receivable of $32.5 million included $18.0 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 100 days at September 30, 2000, compared to 111 days at December 31, 1999. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 64 days at September 30, 2000, compared to 82 days at December 31, 1999.

The Company had cash and cash equivalents of $6.1 million at September 30, 2000 as compared to $7.9 million at December 31, 1999.

During the nine months ended September 30, 2000, net cash used in operating activities totaled $820,000. The net loss of $6.8 million was partially offset by depreciation and amortization of $5.3 million. An increase in accounts receivable of $1.4 million was the principal reason for this use of cash.

Cash used in investing activities of $3.0 million during the nine months ended September 30, 2000 related to capital expenditures primarily for expenditures on facility expansion in Canada Preclinical, computer system additions and upgrades, and personal computer equipment. The Company expects to fund an additional $3.5 million in capital expenditures expanding its preclinical facility in Montreal during the fourth quarter of year 2000.

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.3 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On September 30, 2000, $3 million was outstanding under the Company's domestic credit facility. In October 2000, the Company borrowed an additional $800,000 under this domestic credit facility. Commitment availability at September 30, 2000 has been reduced by issued letters of credit of approximately $715,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company is in compliance with these bank covenants.

The Company's Canadian subsidiary has outstanding borrowings of approximately $352,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

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

Additionally, in August 2000 the Company retained ING Barings LLC as its investment banking firm in connection with the review of financial and strategic alternatives.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued as Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which defers for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. On June 15, 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133 which clarifies and amends certain provisions of SFAS No. 133. Accordingly, the Company plans to adopt SFAS No. 133 and No. 138 effective January 1, 2001.

From time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company does not anticipate that the adoption of SFAS No. 133 and No. 138 will have a significant effect on the financial statements of the Company. Furthermore, SFAS No. 133 and No. 138 would not have affected the financial statements of the Company contained herein. During the three and nine month periods ended September 30, 2000, the Company did not have any derivative instruments and did not engage in any hedging activities.

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

FOREIGN CURRENCY

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 73% and 71% of the Company's net revenue for the three months ended September 30, 2000 and 1999, respectively, and 74% and 68% for the nine months ended September 30, 2000 and 1999 were derived from the Company's operations outside the United States. During the quarter ended September 30, 2000, the Company's preclinical operations in Canada generated 80% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years, however, the British pound sterling has declined by approximately 10% since January 2000. The Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

The Company's provision for income taxes was $835,000 and $556,000 for the three months ended September 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. The Company's provision for income taxes was $1,721,000 and $913,000 for the nine months ended September 30, 2000 and 1999, respectively, primarily due to the Company's Canadian operations. A valuation allowance has been established for the amount of the United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards.

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

The introduction of the Euro may have potential implications for the Company's existing operations. Currently, Germany, Spain, Belgium, France and Italy are the only participating countries in the EMU in which the Company has operations. While one cannot predict such events, many authorities expect non-participating European Union countries, such as the United Kingdom, to eventually join the EMU. The Company does not currently expect to experience any operational disruptions or to incur substantial costs as a result of the introduction of the Euro that would materially affect the Company's liquidity or capital resources. A substantial portion of the Company's contracts with customers provide for payment in U.S. dollars, Canadian dollars, and British pound sterling; accordingly, the Euro has not been used except to a minor degree.

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

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 73% and 71% of the Company's net revenue for the three months ended September 30, 2000 and 1999, and 74% and 68% for the nine months ended September 30, 2000 and 1999 were derived from the Company's operations outside the United States. During the quarter ended September 30, 2000, the Company's preclinical operations in Canada generated 80% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years, however, the British pound sterling has declined by approximately 10% since January 2000. The Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------
10.20    Amendment No. 2 to Employment Agreement between the Company and its
         President and Chief Executive Officer, Paul J. Ottaviano

10.21    Amendment No. 2 Employment Agreement between the Company and its Senior
         Vice President and Chief Financial Officer, S. Colin Neill

27       Financial Data Schedule (SEC use only)

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2000, the Company filed one report on Form 8-K on August 17, 2000, including its press release announcing the resignation of Jerry R. Mitchell, M.D., Ph.D. of his positions with the Company as Chairman and Director, President and Chief Executive Officer. Paul
J. Ottaviano, the Company's Chief Operating Officer, replaced Dr. Mitchell as President and Chief Executive Officer. Director Ed Nelson assumed the role of Chairman of the Board of Directors. The Company also reported in this Form 8-K that it had retained ING Barings LLC as its investment banking firm in connection with the review of financial and strategic alternatives.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CLINTRIALS RESEARCH INC.

Date: November 10, 2000        By: /s/ S. COLIN NEILL
                               S. Colin Neill
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)