Form 10-K405
period 2000-12-31
CLINTRIALS RESEARCH INC
filed 2001-03-06
CIK 870978

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 0-22510


                            CLINTRIALS RESEARCH INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   62-1406017
------------------------               ---------------------------------------
(State of incorporation)               (I.R.S. Employee Identification Number)

          11000 Weston Parkway
          Cary, North Carolina                                       27513
----------------------------------------                          -------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $87,893,149 as of February 16, 2001. The number of Shares of Common Stock outstanding as of February 16, 2001 was 18,402,922.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11 and 12 in Part III of this Form 10-K are incorporated by reference to the registrant's definitive proxy materials for its 2001 annual meeting of stockholders.

                                     PART I

ITEM 1. BUSINESS

         ClinTrials Research Inc. (the Company or ClinTrials) is a full service global contract research organization (CRO) serving the pharmaceutical, biotechnology and medical device industries. The Company designs, monitors and manages preclinical and clinical trials, provides clinical data management and biostatistical services, and offers product registration services throughout the United States, Canada and Europe. The Company's headquarters and U.S. clinical operations are located near Research Triangle Park, North Carolina; additional clinical facilities and offices are located in Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Paris, France; Melbourne, Australia; Tel Aviv, Israel; Milan, Italy; Warsaw, Poland; Madrid, Spain and Munich, Germany. The Company's preclinical operations are located in Montreal, Canada. The Company's revenue is generated from preclinical testing (53% of total net revenue during 2000) and clinical testing (47% of total net revenue during 2000) of new pharmaceutical and biotechnology products.

RECENT DEVELOPMENTS

         On August 16, 2000, the Company announced the resignation of Jerry R. Mitchell, M.D., Ph.D. from his position as Chairman and Director, President and Chief Executive Officer, of the Company. Pursuant to such resignation, the Company and Dr. Mitchell entered into a separation agreement. Paul J. Ottaviano, replaced Dr. Mitchell as President and Chief Executive Officer. Director Ed Nelson assumed the role of Chairman.

         The Company also announced on August 16, 2000 that it had retained ING Barings LLC as its investment banking firm in connection with the review of financial and strategic alternatives.

         On February 22, 2001, the Company, Inveresk Research Group Limited and Indigo Acquisition Corp. ("Indigo") entered into a definitive merger agreement for Indigo to acquire all of the outstanding shares of the Company for $6.00 per share in cash. Under the terms of the agreement, Indigo will commence a tender offer for all of the outstanding shares of the Company at $6.00 per share within seven business days. The tender offer will be subject to at least a majority of the outstanding Company shares, on a fully diluted basis, being validly tendered and not withdrawn. The tender offer will also be subject to regulatory approvals and other customary conditions. Any of the Company's shares not acquired pursuant to a successful tender offer will be acquired in a subsequent merger at the same $6.00 per share cash price. In connection with the execution of the merger agreement, Indigo has entered into an agreement with the holders of approximately 21% of the Company's outstanding shares under which such holders have agreed to tender their shares in the tender offer.

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

INDUSTRY TRENDS

         Preclinical and clinical trials were historically performed almost exclusively by in-house personnel at the major pharmaceutical companies. In recent years, pharmaceutical companies have begun to outsource clinical trials management to CROs, which has resulted in significant growth in the CRO industry. The Company believes worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated $54.5 billion in 2000, approximately $24 billion of which was spent on preclinical and clinical trials, with approximately $5 billion being outsourced to CROs. Global research and development expenditures for the major pharmaceutical companies have grown at an estimated annual rate of 8.3% during the past five years.

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

         ESCALATING RESEARCH AND DEVELOPMENT EXPENDITURES. Global research and development expenditures for the major pharmaceutical companies have grown at an estimated annual rate of 8.3% during the past five years. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. The cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease and osteoporosis is higher because the treatments must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and to determine any possible long-term side effects.

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

BUSINESS STRATEGY

         The outsourcing of preclinical and clinical trials for pharmaceutical, biotechnology and medical device products is estimated to be growing at least as much as the rate of growth in global research and development expenditures by major pharmaceutical companies (estimated to be at an annual rate of 8.3% during the past five years). The CRO industry is highly fragmented with many small, limited-service providers as well as in-house research departments, universities and teaching hospitals, and other CROs, many of which have substantially greater resources than the Company. However, the Company believes it is well positioned to take advantage of the trend toward outsourcing as a result of its demonstrated ability to provide a broad range of professional, cost-effective preclinical and clinical research and development services worldwide. The Company's strategy is comprised of the following elements:

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

         PROVIDE INTERNATIONAL PRESENCE. The Company provides clinical research and development services to major United States and European pharmaceutical and biotechnology companies. The Company conducts multi-national clinical trials designed to pursue concurrent regulatory approvals in multiple countries. The Company believes that this experience is a competitive advantage, as pharmaceutical and biotechnology companies increasingly are pursuing regulatory approvals simultaneously in multiple countries. The Company has a data management facility in Glasgow, Scotland to provide more comprehensive services to its United States clients doing business abroad and to better market its services to existing and potential European clients. Since 1996, the Company expanded its geographic reach by opening trials management offices in Australia, France, Israel and Poland and has delivered services in over 30 countries with the most recent offices opened in Madrid, Spain and Munich, Germany in 2000.

         PURSUE STRATEGIC ALLIANCES. In these arrangements, the client agrees to provide the Company with a preferred vendor status and is guaranteed adequate staffing and competitive pricing over a multi-year period. The Company believes this type of arrangement results in more predictable pricing to the client and more efficient management of the Company's resources, and potentially increases the amount of work outsourced to the Company by the strategic partner. Over the past five years, the Company has entered into strategic alliances with eleven pharmaceutical companies. In addition, the Company's preclinical subsidiary has preferred provider relationships, which, in contrast to strategic alliances, are noncontractual, informal relationships in which the client makes the Company among its first choices of testing service providers.

         INVEST IN INFORMATION SYSTEMS TECHNOLOGY. The Company maintains a commitment to investments in technology supporting increased productivity and client communications with a focus on clinical and management information systems. The Company continues to invest heavily in the information technology infrastructures required to support the creation, maintenance, and statistical analysis of clinical databases. A sustained focus on reducing client delivery timelines while maintaining compliance with the dynamic regulated environment is a key strategy. Clinical systems in support of data management and clinical monitoring have been aligned with the business strategy to allow data managers to develop the majority of the edit checks for a study. The Company is also focused on improving the efficiency of the query resolution/management process, one of the most costly areas of clinical data processing. In addition, the Company produces custom interactive voice response systems (CTRansmit Voice(TM)) which allows investigators to enroll patients into a trial, control drug utilization and distribution, and have access to patient diary information through use of a touch tone telephone. The Company has implemented a web-based reporting tool (CTRansmit Web(TM)) to distribute, in a secure manner, clinical trial information and status to authorized users (sponsors, investigative sites, etc.). The web-based information delivery system allows authorized users ready access to study information. The Company's information systems have transitioned into the Year 2000 and 2001 without problems.

         INCREASE CLIENT BASE AND NUMBER OF CONTRACTS. ClinTrials' strategy is to seek contracts with new clients and new contracts with existing clients in different therapeutic areas and to cross-sell other services to existing clients.

         PURSUE SELECTED ACQUISITIONS. The Company may pursue strategic acquisitions of selected CROs or related businesses that provide one or more of the following: complementary services, expanded geographic presence, new therapeutic expertise or complementary client bases.

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

CLIENTS AND MARKETING

         The Company has served many of the leading pharmaceutical companies in the United States and the European Community. The Company's clients also include companies in the biotechnology and medical device industries. For the year ended December 31, 2000, the Company recognized revenue on contracts with 200 clients. During 2000, 68% of the Company's net service revenue was derived from pharmaceutical companies, 31% from biotechnology companies and 1% from medical device companies. In 1999, such companies contributed 84%, 13% and 3% of net service revenue, respectively.

         The Company has had, and will continue to have, certain clients from which at least 5% of the Company's overall revenue are generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry. During 2000, the Company generated approximately 9% of its net service revenue from multiple unrelated contracts with a major pharmaceutical company. No other client represented 5% or more of the Company's net revenue in 2000. The Company's contracts are entered into with numerous therapeutic areas or divisions within each client and frequently involve different decision-makers. Thus, there is a reduced likelihood that the Company would simultaneously lose all contracts with any single client.

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

         Most contracts are fixed priced multi-year contracts that require a portion of the contract amount to be paid at or near the time the trial is initiated. These contracts may also include milestone payments that are contingent upon the achievement of specific requirements. The Company generally bills its clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. The Company's contracts generally may be terminated with or without cause. In the event of termination, the Company is typically entitled to all sums owed for work performed though the notice of termination and all costs associated with termination of the study. In addition, some of the Company's contracts provide for an early termination fee, the amount of which usually declines as the trial progresses. Termination or delay in the performance of a contract occurs for various reasons, including, but not limited to, unexpected or undesired results, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug, adverse patient reactions to the drug, or the client's decision to de-emphasize a particular trial.

         The Company's strategic alliance agreements, although larger in size and covering several projects over multiple years, are generally the same as the contracts described above.

BACKLOG

         Backlog consists of anticipated net service revenue from signed contracts, letters of intent, and verbal commitments where work has not yet been completed. Once work under a contract, letter of intent or verbal commitment commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting or in accordance with contract terms as services are provided. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 2000, 1999 and 1998, the Company's backlog was $140.2 million, $98.9 million and $105.1 million, respectively. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

COMPETITION

         The Company primarily competes with pharmaceutical companies' own in-house research departments, other CROs, universities and teaching hospitals. The CRO industry is still fragmented, with full-service CROs with global capacities, several mid-size CROs and many small, limited-service providers. In recent years, several large, full-service competitors have emerged, some of which have substantially greater capital and other resources, are better known and have more experienced personnel than the Company. The Company's largest competitors include Quintiles Transnational Corp., Covance Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc. ICON Plc, and Kendle International, Inc. The recent trend toward industry consolidation is likely to result in heightened competition among the larger CROs. The larger CROs are increasingly required to have substantial amounts of working capital in order to sustain internal growth and international expansion, and to meet the credit-worthiness standards of their larger clients. The Company believes that clients choose a CRO based on several factors, the most important of which is the quality of the work performed for existing clients. Other important factors include references from existing clients, trials management experience and scientific knowledge related to specific therapeutic areas, the price for the services performed, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, and the ability to hire and retain qualified investigators. The Company believes that it competes favorably in these areas.

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

POTENTIAL LIABILITY AND INSURANCE

         The Company monitors the testing of new drugs on human volunteers pursuant to study protocols in clinical trials. Clinical research involves a risk of liability for personal injury or death to patients from adverse reactions to the study drug, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. Additionally, although the Company's employees do not have direct contact with the participants in a clinical trial, the Company, on behalf of its clients, contracts with physicians who render professional services, including the administration of the substance being tested, to such persons. As a result, the Company could be held liable for bodily injury, death, pain and suffering, loss of consortium, other personal injury claims and medical expenses arising from a clinical trial.

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

EMPLOYEES

         At December 31, 2000, the Company had 1,571 employees, of which 69 held a Ph.D. or M.D. degree, 11 held D.V.M. degrees and 134 others held masters degrees. 17% of the Company's employees are located in the United States, 59% are located in Canada and the remaining 24% are located in Europe and other international locations. The Company believes that its relations with its employees are good.

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

         DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS. The Company provides services primarily to the pharmaceutical and biotechnology industries. Accordingly, the Company's net service revenue is substantially dependent on these industries' expenditures on research and development. Although these expenditures are large, the number of potential CRO clients is relatively limited and it is not uncommon for a CRO to derive over 5% of its revenue from multiple contracts with a single client. The Company has in the past derived and may in the future derive a significant portion of its net service revenue from a relatively limited number of clients. The loss of any such client could materially adversely affect the Company's results of operations. In 2000, one client accounted for approximately 9% of the Company's net service revenue. No other client accounted for more than 5% of the Company's net service revenue during 2000. The Company's operations could be materially and adversely affected by, among other factors, any economic downturn in the pharmaceutical or biotechnology industries, any decrease in their research and development expenditures, or a change in the governmental regulations pursuant to which these industries operate. Furthermore, management believes that the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource the performance and analysis of large clinical research projects to independent parties. Should this tendency be reduced or halted entirely, the Company's operations would be materially and adversely affected.

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

         EXCHANGE RATE FLUCTUATIONS. The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 75%, 69%, and 55% of the Company's net revenue for the years ended December 31, 2000, 1999, and 1998, respectively, were derived from the Company's operations outside the United States. During 2000, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years and it is expected these conditions will persist over the next twelve months. However, the Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results. During the year ended December 31, 2000, the Company did not have any derivative instruments and did not engage in any hedging activities.

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

ITEM 2. PROPERTIES

         The Company both owns and leases its facilities. The Company's corporate headquarters and U. S. operations are located near Research Triangle Park, North Carolina; the preclinical operations are conducted near Montreal, Quebec in Canada; international operations are located in Maidenhead, U.K.; Glasgow, Scotland; Brussels, Belgium; Melbourne, Australia; Milan, Italy; Paris, France; Tel Aviv, Israel, Warsaw, Poland, Madrid, Spain, and Munich, Germany. The Company believes that the space owned and leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic areas. The expiration dates of the leases range from 2001 to 2013. All of the Company's clinical operations facilities in Europe and other international locations are leased.

         The Company utilizes both owned and leased laboratory and office space in Montreal, Quebec to perform its preclinical services. The majority of the Company's preclinical services are performed at a 200,000 square foot building that is owned by the Company's Canadian subsidiary, BioResearch.

         In 1998, the Company moved its Research Triangle Park clinical operations into a newly constructed building in Cary, North Carolina. The corporate headquarters relocated from Nashville, Tennessee to this location in May 1999. The Company leases approximately 178,000 square feet in this building under a lease that expires in 2013. Due to over capacity, the Company has sub-leased 36,624 square feet to two different parties under three year agreements expiring in years 2003 and 2004. During 2001, the Company plans to sub-lease an additional 46,289 square feet in this building.

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, there are currently no proceedings to which the Company is a party that will have a material adverse effect upon its operations or financial condition.

         In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's subsidiary in the amount of approximately $536,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment, which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations. The appeal was heard in April 2000 by the Quebec court of appeals but no judgement has yet been rendered.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market (Nasdaq) under the symbol CCRO. On February 16, 2001, the last reported sale price for the Common Stock on Nasdaq was $5.75. As of December 31, 2000, the Company had approximately 192 holders of record of the Common Stock and the Company estimates an additional 3,293 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                     HIGH             LOW
                                                     ----             ---

2001

  First Quarter (through February 16, 2001)          $ 6.50          $ 5.00


2000

  First Quarter                                      $ 5.00          $ 3.00
  Second Quarter                                       3.88            2.28
  Third Quarter                                        5.38            2.63
  Fourth Quarter                                       5.75            4.03


1999

  First Quarter                                      $ 6.63          $ 3.41
  Second Quarter                                       6.31            3.75
  Third Quarter                                        6.88            4.75
  Fourth Quarter                                       5.38            3.00


         The Company has paid no dividends since inception and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                            CLINTRIALS RESEARCH INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                2000            1999            1998            1997            1996
                                             ---------       ---------       ---------       ---------       ---------
STATEMENT OF OPERATIONS
Net service revenue                          $ 105,325       $  96,931       $  89,691       $ 102,990       $  94,719
Operating costs and expenses:
    Direct costs                                66,164          58,317          62,936          69,279          56,510
    Selling, general and administrative
       expenses                                 35,749          36,034          38,823          37,982          25,852
    Depreciation and amortization                5,888           6,155           5,738           5,485           3,916
    Restructuring charge                            --              --           6,364           1,650              --
    Gain on Sale of Ovation                         --            (484)             --              --              --
    Nashville lease termination                     --             845              --              --              --
    Write-off of purchase option costs              --           2,178              --              --              --
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) from operations                   (2,476)         (6,114)        (24,170)        (11,406)          8,441
Other income                                       303             417             812           1,204             972
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes               (2,173)         (5,697)        (23,358)        (10,202)          9,413
Provision (benefit) for income Taxes             2,054           1,348          (1,226)         (3,806)          2,988
                                             ---------       ---------       ---------       ---------       ---------
Net income (loss)                            $  (4,227)      $  (7,045)      $ (22,132)      $  (6,396)      $   6,425
                                             =========       =========       =========       =========       =========

Earnings (loss) per Share:
    Basic                                    $   (0.23)      $   (0.39)      $   (1.22)      $   (0.35)      $    0.42

    Diluted                                  $   (0.23)      $   (0.39)      $   (1.22)      $   (0.35)      $    0.40
Weighted average common shares
    outstanding for computation of
    earnings (loss) per Share:
       Basic                                    18,402          18,116          18,207          18,156          15,447
       Diluted                                  18,402          18,116          18,207          18,156          15,927

BALANCE SHEET DATA (END OF PERIOD)
Cash, cash equivalents, and held-to-
  maturity securities                        $   9,178       $   7,889       $  10,867       $  28,275       $  38,134
Working capital                                 14,825          16,311          17,226          44,641          51,925
Total assets                                   120,776         116,404         123,096         144,979         157,223
Long-term debt obligations                         238             381             265              --              --
Stockholders' equity                            77,983          85,168          89,556         115,778         125,020


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

Revenue for contracts is recorded in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1 Accounting for Performance of Construction-Type and Certain Product-Type Contracts as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms verbally agreed with the customer. Revenue is affected by the mix of trials conducted and the degree to which labor and facilities are utilized. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. The Company also follows the views of the Staff of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition. SAB 101 states that revenue should be recognized when all four of these conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period. The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. Subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross service revenue. Subcontractor costs are accrued on a straight-line basis over the investigator phase of the contract. Subcontractor services may vary significantly from contract to contract; therefore, changes in gross service revenue may not be indicative of trends in revenue growth. Accordingly, the Company views net service revenue, which consists of gross service revenue less subcontractor costs, as its primary measure of revenue growth. The Company has had, and is expected to continue to have, certain clients from which at least 5% of the Company's overall revenue is generated over multiple contracts. Such concentrations of business are not uncommon within the CRO industry.

Backlog consists of anticipated net service revenue from signed contracts, letters of intent, and verbal commitments where work has not yet been completed. Once work under a contract, letter of intent or verbal commitment commences, net service revenue is recognized over the life of the contract using the percentage-of-completion method of accounting or in accordance with contract terms as services are provided. Since it is common for clients to authorize projects and the Company to commence providing services before a contract is signed, the Company believes reported backlog should consist of anticipated net revenue from uncompleted projects which have been authorized by a client, through a written contract or otherwise. At December 31, 2000, backlog was approximately $140.2 million, as compared to approximately $98.9 million at December 31, 1999. The Company believes that backlog is not a consistent indicator of future results because backlog can be affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years. Additionally, projects may be terminated by the client or delayed by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a project can change during the course of a study.

The Company's core European operation consists of offices in Maidenhead, United Kingdom and Brussels, Belgium. The Company expanded its ability to perform global clinical trials by opening offices in Australia, France, and Israel in 1996, Italy and Scotland in 1997, Poland in 1999 and Spain and Germany in 2000. The Company is focused on generating new business while controlling its cost structure.

RESTRUCTURING CHARGE

On April 24, 1998, the Company announced that its data management operations in Lexington, Kentucky would be closed and consolidated into its new clinical research center in Research Triangle Park, North Carolina. The Company recorded a restructuring charge of $6.4 million in the second quarter of 1998 in connection with the closing of the Company's Lexington facility, severance costs for the termination of 90 employees and costs associated with lease commitments following the Company's restructuring decision to consolidate facilities. The 1998 restructuring charge consisted of the following (in thousands):


                                                                                 AMOUNT OF
                                                                              RESTRUCTURING
                                                                                  CHARGE
                                                                              -------------

      Write down of assets in connection with closure of Lexington facility     $1,983
      Lease costs associated with consolidation of facilities                    1,976
      Severance costs                                                            2,132
      Other                                                                        273
                                                                                ------
                                                                                $6,364
                                                                                ======



The above lease, severance and other restructuring costs have been fully paid and the related accrued expenses were zero at December 31, 2000 and 1999.

RESULTS OF OPERATIONS

The Company's operating segments consist of preclinical trials which are performed by the Company's Canadian subsidiary and clinical trials which are performed primarily in the United States and Europe. Summarized below (in thousands) is the Company's net revenue and income (loss) from operations for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." Other includes corporate expenses and operations not directly related to the segments. See Segment Reporting note to consolidated financial statements of the Company.

                                        2000            1999            1998
                                     ---------       ---------       ---------
      Net Revenue:
             U.S. Clinical           $  26,262       $  30,108       $  40,366
             Europe Clinical            23,364          19,914          11,128
                                     ---------       ---------       ---------
             Total Clinical             49,626          50,022          51,494
             Canada Preclinical         55,699          46,909          38,197
                                     ---------       ---------       ---------
             Total Company           $ 105,325       $  96,931       $  89,691
                                     =========       =========       =========

      Segment profit (loss):
             U.S. Clinical           $  (7,419)      $  (8,859)      $  (8,990)
             Europe Clinical            (3,058)             12          (9,520)
                                     ---------       ---------       ---------
             Total Clinical            (10,477)         (8,847)        (18,510)
             Canada Preclinical         12,136           8,231           5,851
             Other                      (4,135)         (5,498)        (11,511)
                                     ---------       ---------       ---------
             Total Company           $  (2,476)      $  (6,114)      $ (24,170)
                                     =========       =========       =========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net loss for the year ended December 31, 2000 was $4.2 million, or $0.23 diluted loss per share, compared to net loss in the same period of 1999 of $7.0 million or $0.39 diluted loss per share. The decrease in the net loss was primarily attributable to significantly higher income from operations in the Company's Canada Preclinical segment, slightly lower losses in the U.S. Clinical segment, as well as lower corporate costs in 2000 compared to 1999. These improvements were partially offset by higher losses in the Europe Clinical segment. Additionally, in 1999 the Company recorded a $2.2 million write-off of purchase option costs relating to MPI Research and Nashville lease termination costs of $0.8 million to relocate the Company's headquarters to North Carolina.

The U.S. Clinical segment reported a 12.8% decline in net revenues for the year ended December 31, 2000 compared to 1999. Lower levels of work performed from backlog and new orders were experienced during the year 2000. The segment loss for the year ended December 31, 2000 was $1.4 million lower than in 1999 due to a lower cost structure and more appropriate levels of staffing of the direct workforce in year 2000 compared to 1999.

The Europe Clinical segment reported 17.3% higher net revenues and a $3.1 million segment loss for the year ended December 31, 2000 compared to a break-even level of segment income in 1999. The decline in the British pound and other European currencies reduced this segment's net revenues by approximately $1.5 million and the segment loss was reduced by approximately $300,000. Net revenues increased in 2000 due to the Company's activities with ongoing contracts and successful completion of a $3.7 million contract that had its only revenue milestone in December 2000. Higher costs were experienced during the year 2000 in anticipation of performing work on several other large contracts that were delayed or slow to start during the summer of 2000. The delays and slow contract starts-ups in Europe were caused by drug supply issues, regulatory agencies putting trials on clinical hold for safety reasons, and institutional review boards delaying trial starts for ethical considerations. Accordingly, revenues were not recognized in proportion to the level of costs incurred during the year.

Canada Preclinical reported 18.7% higher net revenues and 47.4% greater segment profit for the year ended December 31, 2000 compared to 1999. These increases were primarily due to continuing high demand for specialty studies in the reproduction/infusion areas. These are generally shorter-term studies with shorter startup times, and thus yield higher margins because of the higher level of special technology requirements.

Based on average exchange rates computed daily, the Canadian dollar was substantially the same but the British pound was 6.2% weaker in 2000 than in 1999 in relation to the U.S. dollar. Other European currencies were also lower compared to the U.S. dollar. The decline in the British pound and other European currencies reduced the Company's net revenues by approximately $1.5 million. The Company's net loss was reduced by approximately $300,000 or $0.02 per common share.

Net service revenue increased $8.4 million or 8.7% to $105.3 million in 2000 from $96.9 million in 1999. As discussed above, increases in the Europe Clinical and Canada Preclinical segment revenues were partially offset by the decrease in revenues in the U.S. Clinical segment.

Direct costs include compensation and benefits for billable employees as well as other costs directly related to contracts. Direct costs increased 13.5% to $66.2 million in 2000 from $58.3 million in 1999 on a 8.7% increase in net revenue. Direct costs increased as a percentage of net service revenue to 62.8% from 60.2% due to lower revenue in the U.S. Clinical segment, higher costs in the Europe Clinical segment, partially offset by higher margins in Canada Preclinical. Direct costs are based on the mix of contracts in progress and as a percentage of net revenue may fluctuate from period to period dependent upon the mix of contracts in the backlog. In addition, direct costs will fluctuate due to changes in labor and facility utilization.

Selling, general and administrative costs decreased 0.8% to $35.7 million in 2000 from $36.0 million in 1999. Selling, general and administrative costs decreased as a percentage of net service revenue to 33.9% from 37.2%. The decrease as a percentage of net revenue is primarily attributable to higher levels of net revenue while costs were slightly reduced as a result of cost control measures. Selling, general and administrative costs, which primarily includes compensation for administrative employees and costs related to facilities, information technology and marketing, are relatively fixed in the near term, while revenue is subject to fluctuation due primarily to variations in the timing of contracts or the progress of clinical trials (both delays and accelerations).

Depreciation and amortization expense decreased 4.3% to $5.9 million in 2000 compared to $6.2 million in 1999 as depreciation resulting from 2000 and 1999 capital expenditures were more than offset by a decrease in depreciation and amortization for the closing of the Company's Nashville office in May 2000 and the Lexington facility in April 1998. Additionally, capital expenditures during 2000 and 1999 have been lower than in prior years and, accordingly, certain capital assets acquired prior to 1998 have become fully depreciated.

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into its Research Triangle Park, North Carolina (RTP) facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of its own common stock in the sales transaction and recorded a gain on the sale of $484,000.

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

The Company recorded a charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research, a preclinical facility. The option expired March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. Accordingly, an asset impairment write-down was recognized in 1999.

Interest income, net of interest expense, was $0.3 million in 2000 compared to $0.4 million in 1999 primarily due to lower cash balances available for short-term investments and interest expense from borrowings under the Company's domestic credit agreement.

The Company's provision for income taxes was $2.1 million and $1.3 million for the years ended December 31, 2000 and 1999, respectively. This provision was primarily due to the Company's Canadian operations. Future income taxes associated with the Company's U.S. operations will be offset by available net operating loss carryforwards. Accounting standards place certain limitations on the recognition of net operating loss carryforwards. Accordingly, the Company has recorded valuation allowances for the deferred tax assets related to the Company's potential tax benefit of such loss carryforwards.

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

The Company recorded a charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research, a preclinical facility. The option expired March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. Accordingly, an asset impairment write-down was recognized in 1999. The option was not exercised.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary operating cash needs on both a short-term and long-term basis include the payment of salaries, office rent and travel expenses, as well as capital expenditures. The Company has historically financed these expenditures, as well as acquisitions, with cash flow from operations, issuance's of equity securities and borrowings under its lines of credit. The Company utilizes its working capital to finance these expenditures pending receipt of its receivables. Contract receipts from the Company's clients vary according to the terms of each contract.

Prerequisites for billings are generally established by contractual provisions that include predetermined date certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which services performed exceed billings which are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis. Advance billings represent contractual billings for services not yet rendered. As of December 31, 2000, the Company's advance billings totaled $12.8 million and its accounts receivable of $35.4 million included $16.4 million of unbilled receivables. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Cash receipts do not correspond to costs incurred and revenue recognition (which is typically based on cost-to-cost type of percentage of completion accounting) and therefore, the Company's cash flow is influenced by the interaction of changes in receivables and advance billings. The Company typically receives a low volume of large-dollar cash receipts. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) was 94 days at December 31, 2000, compared to 111 days at December 31, 1999. The number of days sales outstanding in accounts receivable (which includes unbilled receivables) net of advance billings was 61 days at December 31, 2000, compared to 82 days at December 31, 1999.

The Company had cash and cash equivalents of $9.2 million at December 31, 2000 as compared to $7.9 million at December 31, 1999.

During the year ended December 31, 2000, net cash generated by operating activities totaled $3.1 million. The net loss of $4.2 million was more than offset by depreciation and amortization of $7.0 million. Other changes in balance sheet accounts provided a net increase in cash of approximately $365,000.

Cash used in investing activities of $4.9 million during the year ended December 31, 2000 related to capital expenditures primarily for expenditures on facility expansion in Canada Preclinical, computer system additions and upgrades, and personal computer equipment. During the year ended December 31, 2000, the Company borrowed $4.4 million under its domestic credit facility.

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.3 million. The lines are collateralized by certain of the Company's assets and bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company. On December 31, 2000, $4.4 million was outstanding under the Company's domestic credit facility. Interest on outstanding borrowings under the domestic credit agreement was based upon the LIBOR plus an applicable margin. The weighted average interest rate during the year 2000 and at December 31, 2000 was 8.9%. Credit availability at December 31, 2000 has been further reduced by issued letters of credit of approximately $717,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company is in compliance with these bank covenants.

On or before September 30, 2001, the Company may elect to exercise an extension option under its domestic credit agreement whereby any or all of the then outstanding balance may be termed out over six quarters. Under this extension option, interest is due monthly and 5% of outstanding principal is due quarterly beginning on the second quarterly date after exercise of the extension option.

The Company's Canadian subsidiary has outstanding borrowings of approximately $336,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and available borrowings under its Credit Facilities. Although pressure on cash reserves is expected, the Company estimates that its sources of cash, including its credit facilities, will be sufficient to fund the Company's current operations, including planned capital expenditures, over the next year. There may be acquisition or other growth opportunities which require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuance's of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued which deferred for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. On June 15, 2000, the FASB issued SFAS No. 138 which clarified and amended certain provisions of SFAS No. 133. Accordingly, the Company plans to adopt SFAS No. 133 and No. 138 effective January 1, 2001.

From time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company does not anticipate that the adoption of SFAS No. 133 and No. 138 will have a significant effect on the financial statements of the Company. Furthermore, SFAS No. 133 and No. 138 would not have affected the financial statements of the Company contained herein. During the year ended December 31, 2000, the Company did not have any derivative instruments and did not engage in any hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No.101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 in the quarter ended December 31, 2000 and it did not have a material effect on its financial position or results of operations.

FOREIGN CURRENCY

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 75%, 69%, and 55% of the Company's net revenue for the years ended December 31, 2000, 1999, and 1998, respectively, were derived from the Company's operations outside the United States. During 2000, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years, however, the British pound sterling has declined by approximately 8% since January 2000. The Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results. During the year ended December 31, 2000, the Company did not have any derivative instruments and did not engage in any foreign currency hedging activities.

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

The Company's provision for income taxes was $2.1 million and $1.3 million for each of the years ended December 31, 2000 and 1999, respectively. These provisions were primarily due to the Company's Canadian operations. Future income taxes associated with the Company's U.S. operations will be offset by available net operating loss carryforwards. Due to the restrictions that accounting standards place on loss carryforwards, the Company has recorded valuation allowances for the deferred tax assets related to the Company's potential tax benefit of such loss carryforwards. For the year ended December 31, 1998, the Company recognized an income tax benefit of $1.2 million. A partial tax benefit was recognized because of the ability to obtain tax refund due and fully realize the income tax benefit on the Company's available U.S. income tax loss carrybacks.

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

The introduction of the Euro may have potential implications for the Company's existing operations. Currently, Germany, Spain, Belgium, France and Italy are participating countries in the EMU in which the Company has operations. While one cannot predict such events, many authorities expect non-participating

European Union countries, such as the United Kingdom, to eventually join the EMU. The Company does not currently expect to experience any operational disruptions or to incur substantial costs as a result of the introduction of the Euro that would materially affect the Company's liquidity or capital resources. A substantial portion of the Company's contracts with customers provide for payment in U.S. dollars, Canadian dollars, and British pound sterling; accordingly, the Euro has not been used except to a minor degree.

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

The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 75%, 69%, and 55% of the Company's net revenue for the years ended December 31, 2000, 1999, and 1998, were derived from the Company's operations outside the United States. During 2000, the Company's preclinical operations in Canada generated 70% of the Company's non-U.S. revenue. Accordingly, exposure exists to potentially adverse movement in foreign currency rates, especially the Canadian dollar and British pound sterling. Canada and the United Kingdom have traditionally had relatively stable currencies in recent years, however, the British pound sterling has declined by approximately 8% since January 2000. The Company continually monitors international events which could affect currency values. Accordingly, from time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The objective of these contracts is to reduce the effect of foreign currency exchange rate fluctuations on the Company's foreign subsidiary's operating results.

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

         The information for this item is set forth herein on pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 30, 1998, the Company entered into an option agreement (the MPI Option) with MPI Research, LLC (MPI) and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet, who each owned 50% of MPI. Dr. Mitchell was the President, Chief Executive Officer and Chairman of the Board of Directors of the Company until August 2000 and Mr. Parfet was the Company's Director of Business Planning and Analysis until April 1999. Pursuant to the MPI Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI had the right to cancel the MPI Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they gave the Company written notice of their intent to cancel the option and the Company did not exercise the option within twenty business days of receipt of such notice.

The Company recorded an asset impairment charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research. The option expired March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. The option was not exercised.

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

              2. Reference is hereby made to pages F-1 and F-22 of this report for the financial statement schedule required by Regulation S-X.

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

   10.14 --         Option Agreement to purchase MPI Research, LLC dated
                    January 30, 1998 between the Company and Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

   10.15 -- 1998 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company's Proxy Statement for the annual meeting of stockholders held on May 11, 1998 as filed with the SEC on April 10, 1998)

   10.16 -- Amendment No. 6 to 1989 Stock Option Plan of ClinTrials Research Inc. (incorporated by reference to Exhibit B to the Company's Proxy Statement for the annual meeting of stockholders held on May 11, 1998 as filed with the SEC on April 10, 1998)

   10.17 -- 1999 Long-Term Incentive Compensation Plan of ClinTrials Research Inc. (incorporated by reference to Exhibit A to the Company's Proxy Statement for the annual meeting of stockholders held on June 22, 1999 as filed with the SEC on May 26, 1999)

   10.18 -- Amended and Restated Loan and Security Agreement dated March 30, 2000 by and among Bank of America, N.A., a national banking association and the successor to NationsBank of Tennessee, N.A., and the Registrant and its U.S. subsidiaries (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2000)

   10.19 -- Form of Employment Agreement between the Company and its President of the Americas, Graham S. May, M.D. (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2000)

   10.20 --         Amendment No. 2 to Employment Agreement between the
                    Company and its President and Chief Executive Officer, Paul
                    J. Ottaviano (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2000)

   10.21 -- Amendment No. 2 to Employment Agreement between the Company and its Senior Vice President and Chief Financial Officer, S. Colin Neill (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the SEC on November 13, 2000)

      21 --         List of Subsidiaries of the Registrant

      23 --         Consent of Independent Auditors

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLINTRIALS RESEARCH INC.

By:      /s/ Paul  J. Ottaviano                                  March 2, 2001
         -----------------------------------------------
         Paul J. Ottaviano
         President and Chief Executive Officer, Director

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


NAME                                                              TITLE                                   DATE
----                                                              -----                                   ----
/s/ S. COLIN NEILL                               Senior Vice President and                            March 2, 2001
----------------------------                     Chief Financial Officer
S. Colin Neill                                   (Principal Financial and
                                                 Accounting Officer)

/s/ EDWARD G. NELSON                             Director and Chairman of the Board                   March 2, 2001
----------------------------
Edward G. Nelson

/s/ RICHARD J. ESKIND                            Director                                             March 2, 2001
----------------------------
Richard J. Eskind

/s/ IRWIN B. ESKIND                              Director                                             March 2, 2001
----------------------------
Irwin B. Eskind, M.D.

/s/ ROSCOE R. ROBINSON                           Director                                             March 2, 2001
----------------------------
Roscoe R. Robinson, M.D.


                            CLINTRIALS RESEARCH INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                                                        PAGE
                                                                                                        ----

Report of Independent Auditors                                                                          F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                            F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 2000, 1999 and 1998                                                                  F-4

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998                                                            F-5

Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 2000, 1999 and 1998                                                            F-6

Notes to Consolidated Financial Statements                                                              F-7

Quarterly Financial Information (Unaudited)                                                             F-21

Consolidated Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts                                                   F-22


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

ClinTrials Research Inc.

We have audited the accompanying consolidated balance sheets of ClinTrials Research Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClinTrials Research Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP


Raleigh, North Carolina
February 13, 2001, except for Note 15,
as to which the date is February 22, 2001

                            CLINTRIALS RESEARCH INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                        DECEMBER 31
                                                                  -------------------------
                                                                     2000            1999
                                                                  ---------       ---------
      ASSETS
      Current assets:
        Cash and cash equivalents                                 $   9,178       $   7,889
        Accounts receivable, net of allowance for doubtful
           accounts of $983 in 2000 and $1,420 in 1999               35,408          31,084
        Income taxes receivable                                       2,135           1,454
        Other current assets                                          3,416           1,757
                                                                  ---------       ---------
      Total current assets                                           50,137          42,184

      Property, plant and equipment:
        Land, buildings and leasehold improvements                   23,630          22,995
        Equipment                                                    35,253          32,725
        Furniture and fixtures                                        4,929           4,946
                                                                  ---------       ---------
                                                                     63,812          60,666
        Less accumulated depreciation                                25,507          21,161
                                                                  ---------       ---------
                                                                     38,305          39,505

      Excess of purchase price over net assets acquired              31,923          34,304
      Other assets                                                      411             411
                                                                  ---------       ---------
                                                                  $ 120,776       $ 116,404
                                                                  =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                                          $   5,719       $   4,095
        Advance billings                                             12,790           8,338
        Payables to investigators                                     4,499           4,683
        Accrued expenses                                              6,644           7,469
        Income taxes payable                                          1,148           1,174
        Current maturates of long-term debt                             112             114
        Revolving note payable to bank                                4,400              --
                                                                  ---------       ---------
      Total current liabilities                                      35,312          25,873

      Deferred income taxes                                           7,243           4,982
      Long-term debt                                                    238             381
      Commitments and contingencies                                      --              --

      Stockholders' equity:
        Preferred Stock, $.01 par value--1,000,000
          shares authorized; no shares issued or outstanding             --              --
        Common Stock, $.01 par value--50,000,000
          shares authorized; issued and outstanding
          18,402,172 shares in 2000 and 1999                            184             184
        Additional paid-in capital                                  126,651         126,651
        Accumulated deficit                                         (42,717)        (38,490)
        Accumulated other comprehensive loss                         (6,135)         (3,177)
                                                                  ---------       ---------
      Total stockholders' equity                                     77,983          85,168
                                                                  ---------       ---------
                                                                  $ 120,776       $ 116,404
                                                                  =========       =========



          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              YEAR ENDED DECEMBER 31
                                                                                        -----------------------------------
                                                                                           2000         1999         1998
                                                                                        ---------    ---------    ---------
      Revenue:
            Gross service revenue                                                       $ 121,836    $ 113,892    $ 109,254
            Less subcontractor costs                                                       16,511       16,961       19,563
                                                                                        ---------    ---------    ---------
      Net service revenue                                                                 105,325       96,931       89,691

      Operating costs and expenses:
            Direct costs                                                                   66,164       58,317       62,936
            Selling, general and administrative expenses                                   35,749       36,034       38,823
            Depreciation and amortization                                                   5,888        6,155        5,738
            Restructuring charge                                                               --           --        6,364
            Gain on sale of Ovation                                                            --         (484)          --
            Nashville lease termination costs                                                  --          845           --
            Write-off of purchase option costs                                                 --        2,178           --
                                                                                        ---------    ---------    ---------
      Loss from operations                                                                 (2,476)      (6,114)     (24,170)
      Other income (expense):
            Interest income                                                                   498          442          841
            Interest expense                                                                 (195)         (25)         (29)
                                                                                        ---------    ---------    ---------
      Loss before income taxes                                                             (2,173)      (5,697)     (23,358)
      Provision (benefit) for income taxes                                                  2,054        1,348       (1,226)
                                                                                        ---------    ---------    ---------
      Net loss                                                                          $  (4,227)   $  (7,045)   $ (22,132)
                                                                                        =========    =========    =========
      Loss per share:
            Basic                                                                       $   (0.23)   $   (0.39)   $   (1.22)
            Diluted                                                                     $   (0.23)   $   (0.39)   $   (1.22)

      Number of shares and common stock equivalents used in computing loss per share:
            Basic                                                                          18,402       18,116       18,207
            Diluted                                                                        18,402       18,116       18,207



          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31
                                                                           --------------------------------
                                                                             2000        1999        1998
                                                                           --------    --------    --------
      CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                            $ (4,227)   $ (7,045)   $(22,132)

       Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation and amortization of property,
            plant and equipment                                               5,743       5,891       5,333
       Amortization of intangible assets                                      1,243       1,242       1,277
       Provision for doubtful accounts                                          189         146       2,159
       Deferred income taxes                                                  2,261       1,571       2,820
       Gain on sale of Ovation                                                   --        (484)         --
       Write-off of purchase option costs                                        --       2,178          --
       Loss on disposal of fixed assets                                          66         204         142
       Write down of assets associated with closing
             of Lexington facility                                               --          --       1,983
       Other                                                                     --           2          29
       Changes in operating assets and liabilities:
               Accounts receivable                                           (5,052)       (746)        672
               Advance billings                                               4,624      (4,338)      2,325
               Payables to investigators                                       (184)      2,877         528
               Accounts payable and accrued expenses                            734      (3,587)        893
               Advance payments to investigators                                 --         492         447
               Income taxes                                                    (583)      2,869        (269)
               Other assets and liabilities                                  (1,690)        393         403
                                                                           --------    --------    --------
        Net cash provided by (used in) operating activities                   3,124       1,665      (3,390)

      CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, plant and
            equipment, net                                                   (4,928)     (5,071)    (12,227)
      Proceeds from sale of fixed assets                                         38          --          --
      Costs associated with option to acquire MPI                                --        (456)     (1,722)
                                                                           --------    --------    --------
        Net cash used in investing activities                                (4,890)     (5,527)    (13,949)

      CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from short-term borrowings                                 4,400          --          --
          Proceeds from long-term borrowings                                     --         118         382
          Proceeds from exercise of common stock options                         --         167         140
          Payments on long-term debt                                           (145)         --          --
                                                                           --------    --------    --------
        Net cash provided by financing activities                             4,255         285         522

      Effect of foreign currency exchange rate changes
        on cash                                                              (1,200)        599        (591)
                                                                           --------    --------    --------
      Increase (decrease) in cash and cash equivalents                        1,289      (2,978)    (17,408)

      Cash and cash equivalents at beginning of year                          7,889      10,867      28,275
                                                                           --------    --------    --------
      Cash and cash equivalents at end of year                             $  9,178    $  7,889    $ 10,867
                                                                           ========    ========    ========

      Supplemental cash flow information:

        Interest paid                                                      $    180    $     23    $     38
                                                                           ========    ========    ========
        Income tax refunds, net of taxes paid of $1,586, $853 and $1,580   $   (131)   $ (2,956)   $ (2,601)
                                                                           ========    ========    ========
        Equipment purchased included in accounts
          payable                                                          $    566    $    616    $  1,518
                                                                           ========    ========    ========


          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                                     ACCUMULATED
                                                               COMMON STOCK            ADDITIONAL                        OTHER
                                                             --------------------       PAID-IN       ACCUMULATED    COMPREHENSIVE
                                               TOTAL         SHARES        AMOUNT       CAPITAL         DEFICIT      INCOME (LOSS)
                                               -----         ------        ------       -------         -------      -------------
       Balance at January 1, 1998          $   115,778     18,181,765    $       182    $   127,160    $    (9,313)   $    (2,251)
       Exercises of stock options                  140         48,407             --            140             --             --
        Comprehensive income (loss):
            Foreign currency translation
               adjustments                      (4,259)                                                                    (4,259)
            Net loss for 1998                  (22,132)                                                    (22,132)
                                           -----------
        Comprehensive income (loss)            (26,391)
                                           -----------
        Other                                       29                                           29
                                           -----------     ----------    -----------    -----------    -----------    -----------
      Balance at December 31, 1998              89,556     18,230,172            182        127,329        (31,445)        (6,510)
       Sale of Ovation                            (838)      (213,000)            (2)          (836)            --             --
       Exercises of stock options                  167        385,000              4            163             --             --
       Comprehensive income (loss):
            Foreign currency translation
               adjustments                       3,333                                                                      3,333
            Net loss for 1999                   (7,045)                                                     (7,045)
                                           -----------
        Comprehensive income (loss)             (3,712)
                                           -----------
        Other                                       (5)                                          (5)
                                           -----------     ----------    -----------    -----------    -----------    -----------
      Balance at December 31, 1999              85,168     18,402,172            184        126,651        (38,490)        (3,177)
      Comprehensive income (loss):
      Foreign currency translation
            adjustments                         (2,958)                                                                    (2,958)
      Net loss for 2000                         (4,227)                                                     (4,227)
                                           -----------
        Comprehensive income (loss)             (7,185)
                                           -----------     ----------    -----------    -----------    -----------    -----------
      Balance at December 31, 2000         $    77,983     18,402,172    $       184    $   126,651    $   (42,717)   $    (6,135)
                                           ===========    ===========    ===========    ===========    ===========    ===========










          See accompanying notes to consolidated financial statements.

                            CLINTRIALS RESEARCH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998)

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

Information on the Company's operations by segment and geographic area is included in Note 9.

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

FOREIGN CURRENCIES

Assets and liabilities of the Company's subsidiaries located outside of the United States that operate in a local currency environment are translated to United States dollars at year-end foreign currency exchange rates in accordance with FASB SFAS No. 52 "Foreign Currency Translation." Income statement amounts have been translated at the average rates of exchange for the year. The gains and losses resulting from the changes in exchange rates from year to year are accumulated in a separate component of stockholders' equity entitled accumulated other comprehensive income (loss). Transaction gains and losses are included in the determination of net income (loss).

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash and cash equivalents include demand deposits and money market accounts held with a financial institution. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

Many of the Company's contracts are fixed-price contracts over one year in duration. Revenue for such contracts is recorded in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Additionally, the Company may begin work on a project before a contract is signed for customers with whom the Company has formed a strategic alliance or has a long-term relationship. Revenue is recognized in the same manner as signed contracts based upon terms orally agreed with the customer. The Company also has contracts ranging in duration from 28 days to one year. Revenue is recognized on these contracts in accordance with contract terms as services are provided. The Company recognizes revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. Contract milestone revenue contingent upon the Company's achievement of specific targets is recognized when the milestone is achieved. The Company also follows the views of the Staff of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition. SAB 101 states that revenue should be recognized when all four of these conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to credit risk include unsecured accounts receivable. Concentrations of credit risk on accounts receivable is limited due to the large number of clients. Additionally, the Company maintains allowances for potential credit losses and credit losses incurred have not exceeded management's expectations. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable and unbilled services balance.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.

Depreciation is provided on the straight-line method over the estimated useful lives of the respective properties, which approximate 5 to 40 years.

INCOME TAXES

Income taxes are accounted for under the liability method in accordance with Financial Accounting Standards Board (the FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets, net of valuation allowance, and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of the purchase price over net assets acquired is being amortized over periods of 20 to 40 years using the straight-line method. The carrying value of the excess of purchase price over net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the excess of purchase price over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess of purchase price over net assets acquired is reduced by the estimated shortfall of cash flows on a discounted basis. Accumulated amortization of the excess of purchase price over fair value of assets acquired was approximately $7,471,000 and $6,323,000 at December 31, 2000 and 1999, respectively.

FOREIGN CURRENCY HEDGING

Foreign exchange forward contracts are legal agreements between two parties to purchase and sell foreign currency for a specified price, with delivery and settlement in the future. From time to time the Company uses foreign exchange contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. During the year ended December 31, 2000, the Company did not have any derivative instruments and did not engage in any hedging activities.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with FASB SFAS No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 requires presentation of both Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted
EPS). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while Diluted EPS also includes the dilutive effect of common stock equivalents. Diluted loss per share for the years ended December 31, 2000, 1999 and 1998 does not include common stock equivalents (stock options) of 135,000, 390,000 and 430,000, respectively, as their effect would be anti-dilutive. The Company's stock is currently traded in the Nasdaq Stock Market and sale information is included on the Nasdaq National Market Issues System under the symbol CCRO.

COMPREHENSIVE INCOME (LOSS)

The Company adopted FASB SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) on January 1, 1998. SFAS No. 130 established new rules for reporting and displaying comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires the Company to include foreign currency translation adjustments, which were previously reported by the Company as a separate component of stockholders' equity, in other comprehensive income and loss. Accumulated other comprehensive income (loss) consists entirely of accumulated foreign currency translation adjustments and is a separate component of stockholders' equity under SFAS No. 130.

STOCK-BASED COMPENSATION

The Company accounts for employee stock awards using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" because the Company believes the alternative fair value accounting provided for under FASB SFAS No. 123 "Accounting for Stock-Based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, no compensation expense is recognized because the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no material effect on the financial position and results of operations as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which was required to be adopted in years beginning after June 15, 1999. In July 1999, SFAS No. 137 was issued which deferred for one year the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. On June 15, 2000, the FASB issued SFAS No. 138 which clarified and amended certain provisions of SFAS No. 133. Accordingly, the Company plans to adopt SFAS No. 133 and No. 138 effective January 1, 2001.

From time to time, the Company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with contracts in which the expenses for providing services are incurred in the functional currency of the Company's foreign subsidiary, but payments on contracts are made by the client in another currency. The Company does not anticipate that the adoption of SFAS No. 133 and No. 138 will have a significant effect on the financial statements of the Company. Furthermore, SFAS No. 133 and No. 138 would not have affected the financial statements of the Company contained herein. During the year ended December 31, 2000, the Company did not have any derivative instruments and did not engage in any hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No.101 summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 in the quarter ended December 31, 2000 and it did not have a material effect on its financial position or results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

                                                 2000        1999
                                               --------    --------
      Trade:
             Billed                            $ 19,997    $ 17,449
             Unbilled                            16,394      14,489
             Allowance for doubtful accounts       (983)     (1,420)
                                               --------    --------
                                                 35,408      30,518
      Other                                          --         566
                                               --------    --------
                                               $ 35,408    $ 31,084
                                               ========    ========

4. CREDIT FACILITIES AND DEBT

During the first quarter of 2000, the Company extended its $15.0 million domestic credit facility through September 2001. The extension provides for expansion capabilities to $25.0 million provided the Company meets certain financial requirements. Credit availability under the Company's domestic line of credit and foreign line of credit totals approximately $18.3 million. The domestic credit facility is collateralized by certain of the Company's U.S. based assets that have a net carrying value of approximately $16 million. The foreign line of credit is collateralized by accounts receivable of the Company's Canadian subsidiary. Borrowings under these agreements bear interest at a fluctuating rate based either on the respective banks' prime interest rate or the London Interbank Offered Rate (LIBOR), as elected by the Company.

On December 31, 2000, $4.4 million was outstanding under the Company's domestic credit facility. Interest on outstanding borrowings under the domestic credit agreement was based upon the LIBOR plus an applicable margin. The weighted average interest rate during the year 2000 and at December 31, 2000 was 8.9%. Credit availability at December 31, 2000 has been further reduced by issued letters of credit of approximately $717,000. Borrowings available under the lines of credit are subject to certain financial and operating covenants. The Company is in compliance with these bank covenants.

On or before September 30, 2001, the Company may elect to exercise an extension option under its domestic credit agreement whereby any or all of the then outstanding balance may be termed out over six quarters. Under this extension option, interest is due monthly and 5% of outstanding principal is due quarterly beginning on the second quarterly date after exercise of the extension option.

The Company's Canadian subsidiary has outstanding borrowings of approximately $336,000 from the Canadian government. This borrowing bears no interest and is repayable in four equal annual installments beginning August 2000 and ending in 2003.

5. OPERATING LEASES

The Company leases office space and office equipment under various operating leases. Minimum rental commitments payable in future years under operating leases having an initial or remaining noncancelable terms of one year or more at December 31 are as follows (in thousands):

                  2001                                         $ 5,734
                  2002                                           5,070
                  2003                                           4,112
                  2004                                           3,885
                  2005                                           3,876
                  Thereafter                                    30,635
                                                              --------
                  Total minimum rentals                         53,312
                  Less minimum rentals due under
                     noncancellable subleases                    1,626
                                                             ---------
                                                               $51,686
                                                             =========

Rent expense is comprised of the following for the years ended December 31 (in thousands):

                                   2000        1999        1998
                                 ------      ------      ------
      Minimum rentals            $6,313      $5,796      $6,765
      Less sublease rentals         344         314         410
                                 ------      ------      ------
                                 $5,969      $5,482      $6,355
                                 ======      ======      ======



6.      INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in thousands):

                                                                  2000           1999
                                                               --------       --------
      Deferred tax assets:
         Advance billings and receivables                      $  1,231       $  3,994
         Accrued expenses                                           387            682
         Research and development credit carryforward             1,657          1,343
         Undeducted research and development expenditures            81          2,008
         Federal and state net operating losses                  18,362         12,495
         Foreign tax credits                                      1,679             --
         Other                                                      193            193
                                                               --------       --------
      Total deferred tax assets                                  23,590         20,715
      Valuation allowance for deferred tax assets               (21,057)       (17,452)
                                                               --------       --------
      Net deferred tax assets                                     2,533          3,263
      Deferred tax liabilities:
         Depreciation and amortization                           (9,365)        (7,834)
                                                               --------       --------
      Net deferred tax liabilities                             $ (6,832)      $ (4,571)
                                                               ========       ========



The balance sheet classification of the net deferred tax assets (liabilities) is as follows at December 31 (in thousands):

                                                               2000           1999
                                                            --------       --------

      Current deferred tax assets                           $  5,147       $  6,212
      Net noncurrent deferred tax assets (liabilities)         9,078          6,669
                                                            --------       --------
                                                              14,225         12,881
      Valuation allowance for deferred tax assets            (21,057)       (17,452)
                                                            --------       --------
      Net deferred tax liabilities                          $ (6,832)      $ (4,571)
                                                            ========       ========


For financial reporting purposes, income (loss) before income taxes for the years ended December 31 includes the following components (in thousands):

                                                2000           1999           1998
                                              --------       --------       --------
      Income (loss) before income taxes:
         United States                        $(11,382)      $(14,181)      $(20,308)
         Foreign                                 9,209          8,484         (3,050)
                                              --------       --------       --------
                                              $ (2,173)      $ (5,697)      $(23,358)
                                              ========       ========       ========

The Company's Canadian subsidiary qualifies for federal and Quebec Scientific Research and Development deductions and tax credits. Expenditures on certain capital assets are fully deductible or may be carried forward indefinitely until utilized. The tax credits are equal to 30% of certain capital and current expenditures. The tax credits are accounted for using the flow through method, in which the credits are recognized as a reduction of income taxes in the year the credit arises.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $27.6 million at December 31, 2000. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. It is not practicable to estimate the amount of deferred tax liability on foreign undistributed earnings which are intended to be permanently reinvested. Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):


                                                  2000          1999          1998
                                                -------       -------       -------
      Current:
            Foreign                             $  (207)      $  (223)      $  (269)
            Federal                                  --            --        (3,777)
            State and local                          --            --            --
      Deferred:
            Foreign                               2,261         1,571           819
            Federal                                  --            --         1,468
            State                                    --            --           533
                                                -------       -------       -------
      Provision (benefit) for income taxes      $ 2,054       $ 1,348       $(1,226)
                                                =======       =======       =======


The Company's consolidated effective tax rate differed from the federal statutory rate for the years ended December 31 as set forth below (in thousands):


                                                     2000          1999          1998
                                                   -------       -------       -------
      Federal statutory rate                       $  (739)      $(1,937)      $(7,942)
      State and local income taxes
         net of federal benefit                        (87)         (228)          352
      Research and development
         tax credits                                (1,495)         (991)       (2,703)
      Amortization of excess of
         purchase price over net assets
         acquired and other intangible
         assets                                        137           137           484
      Difference between foreign income taxed
         at U.S. Federal Statutory rates
         and foreign income tax expense                633          (196)         (351)
      Increase in federal valuation allowance        3,605         5,828         9,611
      Other                                             --        (1,265)         (677)
                                                   -------       -------       -------
                                                   $ 2,054       $ 1,348       $(1,226)
                                                   =======       =======       =======

A valuation allowance has been established for the amount of United States deferred tax assets primarily related to the Company's potential tax benefit associated with loss carryforwards. At December 31, 2000, the Company had approximately $46 million of federal net operating loss carryforwards which begin to expire in 2018.

7. STOCK OPTION PLANS AND WARRANTS

1999 Long-Term Incentive Compensation Plan

In April 1999, the Board of Directors approved adoption of the Company's 1999 Long-Term Incentive Compensation Plan (1999 Plan). The 1999 Plan was approved by the Company's stockholders on June 22, 1999 to replace the Company's 1989 Stock Option Plan. The 1989 Stock Option Plan expired in December 1999 and could not be extended due to restrictions imposed by the Internal Revenue Code of 1986, as amended (the Code).

The purpose of the 1999 Plan is to provide an opportunity for certain persons performing services to the Company, including officers, key employees and directors of the Company and its subsidiaries to acquire shares of Common Stock and be rewarded for achieving certain performance goals. Through the 1999 Plan, the Company seeks to continue to attract and retain qualified personnel, and to further align the interests of its key personnel with the success of the Company and its stockholders.

The 1999 Plan provides for the grant of stock options, which may be either incentive stock options meeting the requirements of Section 422 of the Code, or non-qualified stock options, stock appreciation rights, restricted stock, performance shares or performance units.

The number of shares which may be issued under the 1999 Plan total 1,500,000 in the aggregate. Options under the 1999 Plan expire ten years from the date of grant and vest at dates ranging from the issuance date to four years.

Information with respect to the 1999 Stock Option Plan is as follows:

                                                           WEIGHTED-
                                                            AVERAGE
                                                         EXERCISE PRICE
                                                         --------------
                                              2000           2000
                                            --------       --------

      Options outstanding at January 1            --       $   0.00
           Granted                           306,000       $   3.44
           Exercised                              --       $   0.00
           Cancelled                         (35,500)      $   3.31
                                            --------
      Outstanding at December 31             270,500       $   3.45
                                            ========
      Option price range at
           December 31             $ 3.06 to $ 5.31
                                   ================
      Options exercisable
           at December 31                     50,000       $   3.31
                                            ========       ========


There were 1,229,500 shares available for grant at December 31, 2000. The weighted-average fair value of options granted during 2000 was $2.36.

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

Information with respect to the 1989 Stock Option Plan is as follows:

                                                                                                               WEIGHTED-
                                                                                                                AVERAGE
                                                                                                            EXERCISE PRICE
                                                                                                       -------------------------
                                                 2000                  1999              1998          2000       1999      1998
                                                 ----                  ----              ----          ----       ----      ----
Options outstanding at January 1                 1,746,651           1,589,196          1,336,579      $ 5.23    $ 4.29   $ 5.86
     Granted                                            --             943,150            906,975      $ 0.00    $ 5.13   $ 4.55
     Exercised                                          --            (385,000)           (48,407)     $ 0.00    $ 0.44   $ 3.01
     Cancelled                                    (258,611)           (400,695)          (605,951)     $ 5.16    $ 4.43   $ 6.29
                                              -------------         ----------         ----------
Outstanding at December 31                       1,488,040           1,746,651          1,589,196      $ 5.24    $ 5.23   $ 4.29
                                                 =========           =========          =========
Option price range at
     December 31                         $ 2.77 to $ 12.92     $2.75 to $12.92     $.35 to $12.92
                                         =================     ===============    ==============
Options exercisable
     at December 31                                908,991             503,533            613,900      $ 4.24     $4.18    $3.27
                                                   =======             =======            =======      ======     =====    =====


There were no shares available for grant at December 31, 2000 and December 31, 1999 since the plan expired as discussed above. At December 31, 1998 there were 588,067 shares available for grant. The weighted-average fair value of options granted during 1999 and 1998 was $3.31 and $2.04, respectively.

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

Information with respect to the 1998 Director Option Plan is as follows:


                                                                                                        WEIGHTED-
                                                                                                         AVERAGE
                                                                                                      EXERCISE PRICE
                                                                                                 -------------------------
                                                 2000              1999              1998        2000       1999      1998
                                                 ----              ----              ----        ----       ----      ----
Options outstanding at January 1                19,000             18,000                --       $ 3.84    $ 2.95    $ 0.00

     Granted                                    67,000              7,000            18,000       $ 3.67    $ 5.38    $ 2.95
     Exercised                                      --                 --                --       $ 0.00    $ 0.00    $ 0.00
     Cancelled                                      --             (6,000)               --       $ 0.00    $ 2.95    $ 0.00
                                                ------           --------           -------
Outstanding at December 31                      86,000             19,000            18,000       $ 3.71    $ 3.84    $ 2.95
                                                ======             ======           =======
Option price range at
     December 31                       $2.81 to $ 5.88     $2.81 to $5.88    $2.81 to $3.63
                                       ===============     ==============    ==============
Options exercisable
     at December 31                             86,000             19,000            18,000        $3.71     $3.84    $2.95
                                                ======             ======            ======        =====     =====    =====

The following table summarizes in more detail information regarding the Company's stock options outstanding at December 31, 2000.


                                                           WEIGHTED AVERAGE
          RANGE OF                   OPTIONS                  REMAINING                  OPTIONS
       EXERCISE PRICES             OUTSTANDING          CONTRACTUAL LIFE YEARS         EXERCISABLE
--------------------------------------------------------------------------------------------------------
       $2.77 - $ 6.00               1,507,314                    7.4                      772,759
       $6.01 - $12.92                 337,226                    5.7                      272,232
--------------------------------------------------------------------------------------------------------
       $2.77 - $12.92               1,844,540                    6.6                    1,044,991
========================================================================================================


On January 30, 1998, the Company granted four separate warrants to purchase 75,000 shares (300,000 shares in the aggregate) of common stock of the Company to each Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet at exercise prices of $7.00, $9.00, $11.00 and $13.00 per share. Each 75,000 share warrant vests ratably over a period of four years. Each warrant expires on January 30, 2004. On September 4, 1998, the Company repriced all 600,000 warrants at an exercise price of $3.25. In April 1999, the company cancelled three of the four warrants issued to Mr. Parfet totaling 225,000 shares in the aggregate.

On September 4, 1998, the Company repriced 250,000 stock options held by Jerry
R. Mitchell, M.D., Ph.D.,then the Company's President, Chief Executive Officer and Chairman of the Board to an exercise price of $3.25 which were originally granted at an exercise price of $7.00 on February 1, 1998.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively; risk-free interest rates of 6.22%, 5.43%, and 5.10%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .74, .74 and .72; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the years ended December 31 (in thousands, except for loss per share information):

                                                       2000            1999             1998
                                                       ----            ----             ----
      Net loss                                       $ (4,227)      $ (7,045)      $(22,132)
      Pro forma compensation expense from stock
         options, net of taxes                          1,873          1,903          2,057
                                                     --------       --------       --------
      Pro forma net loss                             $ (6,100)      $ (8,948)      $(24,189)
                                                     ========       ========       ========
      Pro forma loss per share:
         Basic                                       $  (0.33)      $  (0.49)      $  (1.33)
         Diluted                                     $  (0.33)      $  (0.49)      $  (1.33)


8. EMPLOYEE BENEFITS

The Company provides defined contribution plans for substantially all of its employees. Participation is generally subject to the employee's age and length of employment with the Company. The Company's contributions to the plans are generally based on employee contributions and may also include additional discretionary contributions.

The Company's expense for its contributions to the plans was approximately $1,679,194, $1,507,000 and $1,639,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

9. SEGMENT REPORTING

The Company is a full-service contract research organization (CRO) serving the pharmaceutical, biotechnology and medical device industries. These research services comprise two reportable operating segments - Clinical and Preclinical. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacoeconomic services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company's European operations are headquartered in Maidenhead, U.K. with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries are immaterial and therefore European operations as a whole are disclosed below. Preclinical services are comprised of designing and conducting trials of new pharmaceutical and biotechnology products based primarily upon animal models to produce data required to assess and evaluate efficacy in and potential risks to humans. Preclinical services are performed in Montreal, Quebec, Canada. Activity which is not included in the Clinical or Preclinical segments is shown as Other which includes corporate expenses, operations not directly related to the business segments, and restructuring charges.

Financial data by segment for 2000, 1999, and 1998 are as follows:

                                                   U.S.          EUROPE        TOTAL       CANADA
                                                 CLINICAL       CLINICAL     CLINICAL    PRECLINICAL       OTHER       TOTALS
                                                 --------       --------     --------    -----------       -----       ------
      YEAR ENDED DECEMBER 31, 2000
        Net revenues from external customers    $  26,262     $  23,364     $  49,626     $  55,699    $      --     $ 105,325
        Depreciation and amortization               2,662           812         3,474         2,384           30         5,888
        Segment profit (loss)                      (7,419)       (3,058)      (10,477)       12,136       (4,135)       (2,476)
        Segment assets                             18,907        17,275        36,182        82,698        1,896       120,776
        Long-lived assets                           9,723         2,736        12,459        57,751           18        70,228
        Expenditures for long-lived assets            195           818         1,013         3,915           --         4,928

      YEAR ENDED DECEMBER 31, 1999
        Net revenues from external customers    $  30,108     $  19,914     $  50,022     $  46,909    $      --     $  96,931
        Depreciation and amortization               2,928         1,014         3,942         2,183           30         6,155
        Segment profit (loss)                      (8,859)           12        (8,847)        8,231       (5,498)       (6,114)
        Segment assets                             18,024        15,374        33,398        78,195        4,811       116,404
        Long-lived assets                          12,289         2,910        15,199        58,610           --        73,809
        Expenditures for long-lived assets            854           690         1,544         3,527          456         5,527

      YEAR ENDED DECEMBER 31, 1998
        Net revenues from external customers    $  40,366     $  11,128     $  51,494     $  38,197    $      --     $  89,691
        Depreciation and amortization               2,824         1,136         3,960         1,748           30         5,738
        Segment profit (loss)                      (8,990)       (9,520)      (18,510)        5,851      (11,511)      (24,170)
        Segment assets                             33,148        10,018        43,166        70,419        9,511       123,096
        Long-lived assets                          14,663         3,522        18,185        55,688        1,722        75,595
        Expenditures for long-lived assets          5,487           972         6,459         5,768        1,722        13,949


In 1999 Segment profit (loss) for Other includes a write-off of purchase option costs of $2.2 million, Nashville lease termination costs of $845,000, and a gain on the sale of Ovation of $484,000. Segment profit (loss) for Other includes a restructuring charge of $6.4 million in 1998.

Net revenue generated under multiple contracts by clients who accounted for more than 10% of the Company's consolidated net revenue for the years ended December 31 are as follows:

                                   2000        1999        1998
                                   ----        ----        ----
      Client A
          U.S. Clinical               1%          8%         16%
          Europe Clinical            14%         13%          9%
          Total Clinical             15%         21%         25%
          Canada Preclinical          3%          4%          2%
          Total Company               9%         12%         15%

10. CONTINGENCIES

In 1991, a customer commenced legal action against the predecessor of the Company's preclinical subsidiary claiming damages resulting from statistical errors in carrying out two clinical research studies. Judgment was rendered in February 1997 by the Superior Court of Montreal against the Company's preclinical subsidiary in the amount of approximately $536,000 plus interest to accrue from September 1991. The Company's preclinical subsidiary, now responsible for this action, has reserves adequate to cover the current judgment amount. The Company's preclinical subsidiary has appealed the amount of the judgment and the subsidiary's insurance company has appealed the portion of the judgment which obligates the insurance company to pay the insurance claim related to this litigation. The Company believes it is entitled, subject to certain limitations, to indemnification from a former owner of the predecessor for a portion of this claim. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations. The appeal was heard in April 2000 by the Quebec court of appeals but no judgement has yet been rendered.

11. OPTION TO ACQUIRE MPI

On January 30, 1998, the Company entered into an option agreement (the MPI Option) with MPI Research, LLC (MPI) and its shareholders, Jerry R. Mitchell, M.D., Ph.D. and William U. Parfet, who each owned 50% of MPI. Dr. Mitchell was the President, Chief Executive Officer and Chairman of the Board of Directors of the Company until August 2000 and Mr. Parfet was the Company's Director of Business Planning and Analysis until April 1999. Pursuant to the MPI Option, the Company paid $1,500,000 in cash in exchange for an exclusive option to purchase all of the outstanding stock of MPI at its fair market value at any time on or prior to March 31, 2000. The shareholders of MPI had the right to cancel the Option at any time after March 31, 1999, by returning the $1,500,000 cash without interest, provided they gave the Company written notice of their intent to cancel the option and the Company did not exercise the option within twenty business days of receipt of such notice.

The Company recorded an asset impairment charge of $2,178,000 in the fourth quarter of 1999 to write-off the purchase option costs included in other assets on the balance sheet relating to MPI Research. The option expired March 31, 2000 and it was determined that as of December 31, 1999, it was unlikely to be exercised. The option was not exercised.

12. SALE OF OVATION

On January 4, 1999, the Company sold its pharmacoeconomic subsidiary, Ovation, back to the principals from whom the shares were originally purchased, as part of the Company's ongoing consolidation of U.S. operations into its Research Triangle Park, North Carolina (RTP) facility. Pharmacoeconomic services are now performed out of the Company's RTP facility as the Company retains the right to use the ClinTrials Ovation name. The Company received 213,000 shares of its own stock in the sales transaction and recorded a gain on the sale of $484,000.

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


                                                                          AMOUNT OF
                                                                        RESTRUCTURING
                                                                            CHARGE
                                                                        -------------

      Write down of assets in connection with closure of Lexington
          facility                                                         $1,983
      Lease costs associated with consolidation of
          Facilities                                                        1,976
      Severance costs                                                       2,132
      Other                                                                   273
                                                                           ------
                                                                           $6,364
                                                                           ======


The above lease, severance and other restructuring costs were paid in 1998 and 1999 at amounts that approximated the liabilities recorded and the related accrued expenses were zero at December 31, 2000 and 1999.

15. SUBSEQUENT EVENT

On February 22, 2001, the Company, Inveresk Research Group Limited and Indigo Acquisition Corp. ("Indigo") entered into a definitive merger agreement for Indigo to acquire all of the outstanding shares of the Company for $6.00 per share in cash. Under the terms of the agreement, Indigo will commence a tender offer for all of the outstanding shares of the Company at $6.00 per share within seven business days. The tender offer will be subject to at least a majority of the outstanding Company shares, on a fully diluted basis, being validly tendered and not withdrawn. The tender offer will also be subject to regulatory approvals and other customary conditions. Any of the Company's shares not acquired pursuant to a successful tender offer will be acquired in a subsequent merger at the same $6.00 per share cash price. In connection with the execution of the merger agreement, Indigo has entered into an agreement with the holders of approximately 21% of the Company's outstanding shares under which such holders have agreed to tender their shares in the tender offer.

                            CLINTRIALS RESEARCH INC.
                         QUARTERLY FINANCIAL INFORMATION
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                  2000                           FIRST      SECOND       THIRD     FOURTH(2)
                  ----                           -----      ------       -----     ---------
      Net revenue                               $ 23,774    $ 25,545    $ 25,994    $ 30,012
      Income (loss) before income taxes         $ (2,006)   $   (736)   $ (2,318)   $  2,887
      Net income (loss)                         $ (2,441)   $ (1,187)   $ (3,153)   $  2,554
      Income (loss) per share:
        Basic                                   $  (0.13)   $  (0.06)   $  (0.17)   $   0.14
        Diluted                                 $  (0.13)   $  (0.06)   $  (0.17)   $   0.14
      Number of shares and dilutive
        common stock equivalents used
        in computing income (loss) per share:
        Basic                                     18,402      18,402      18,402      18,402
        Diluted                                   18,402      18,402      18,402      18,701

      Market prices of common stock:

       High                                     $   5.00    $   3.88    $   5.38    $   5.75

       Low                                      $   3.00    $   2.28    $   2.63    $   4.03

                  1999                           FIRST      SECOND       THIRD     FOURTH(1)
                  ----                           -----      ------       -----     ---------

      Net revenue                               $ 23,703    $ 25,214    $ 23,717    $ 24,297
      Income (loss) before income taxes         $ (2,702)   $    271    $   (403)   $ (2,863)
      Net income (loss)                         $ (2,941)   $    153    $   (959)   $ (3,298)
      Income (loss) per share:
        Basic                                   $   (.16)   $    .01    $   (.05)   $  (0.18)
        Diluted                                 $   (.16)   $    .01    $   (.05)   $  (0.18)
      Number of shares and dilutive
        common stock equivalents used
        in computing income (loss) per share:
        Basic                                     18,024      18,017      18,120      18,300
        Diluted                                   18,024      18,678      18,120      18,300

      Market prices of common stock:

        High                                    $   6.63    $   6.31    $   6.88    $   5.38

        Low                                     $   3.41    $   3.75    $   4.75    $   3.00





Notes: (1) The fourth quarter of 1999 includes a $2,178 charge to write-off the purchase option costs relating to MPI Research.

         (2) The fourth quarter of 2000 includes revenue of $3.7 million from successful completion of a contract that had its only revenue milestone in December 2000.

                            CLINTRIALS RESEARCH INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  FYE 12/31/00
                                 (IN THOUSANDS)


                COL. A                          COL. B                    COL. C                  COL. D            COL. E
                ------                          ------                    ------                  ------            ------
                                                                         ADDITIONS
                                                                         ---------
                                                BALANCE                          CHARGED
                                                  AT              CHARGED           TO                              BALANCE
                                               BEGINNING            TO             OTHER                              AT
                                                  OF               COST          ACCOUNTS-      DEDUCTIONS-         END OF
              DESCRIPTION                       PERIOD           & EXPENSE       DESCRIBE        DESCRIBE           PERIOD
              -----------                       ------           ---------       --------        --------           ------

      Year Ended December 31, 2000:
      Deducted from asset accounts
      Allowance for Doubtful Accounts            $1,420            $  172            $0            $  609(B)            $  983
                                                 ------            ------            --            ------               ------
      Total                                      $1,420            $  172            $0            $  609               $  983
                                                 ======            ======            ==            ======               ======
      Year Ended December 31, 1999:
      Deducted from asset accounts
      Allowance for Doubtful Accounts            $2,548            $  146            $0            $1,274(A)            $1,420
                                                 ------            ------            --            ------               ------
      Total                                      $2,548            $  146            $0            $1,274               $1,420
                                                 ======            ======            ==            ======               ======
      Year Ended December 31, 1998:
      Deducted from asset accounts
      Allowance for Doubtful Accounts            $  883            $2,159            $0            $  494(A)            $2,548
                                                 ------            ------            --            ------               ------
      Total                                      $  883            $2,159            $0            $  494               $2,548
                                                 ======            ======            ==            ======               ======

 (A) -   Uncollectible accounts written off.

 (B) -   Reclassified to provide for warranty reserves on unbilled accounts.